Form 10-Q
period 2022-09-30
Aquaron Acquisition Corp.
filed 2022-11-17
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

AQUARON ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-41470	86-2760193
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

515 Madison Avenue. 8th Floor
New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(646) 970 2181

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one right to receive one-tenth (1/5) of a share of common stock	AQUNU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001	AQU	The Nasdaq Stock Market LLC
Rights	AQUNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 17, 2022, there were 7,040,240 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.
UNAUDITED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:
Current asset – cash	$15,975	$16,860
Deferred offering costs	499,014	251,984
Total Assets	$514,989	$268,844

Liabilities and Stockholders’ Equity
Current Liabilities
Other payable – related party	$—	$300
Accrued offering expenses	201,676	47,940
Promissory note – related party	300,000	200,000
Total Current Liabilities	501,676	248,240
Total Liabilities	501,676	248,240

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 5,000,000 shares authorized; 1,437,500 shares issued and outstanding, respectively	144	144
Additional paid-in capital	24,856	24,856
Accumulated deficit	(11,687)	(4,396)
Total Stockholders’ Equity	13,313	20,604
Total Liabilities and Stockholders’ Equity	$514,989	$268,844

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. There is no retrospective impact on the September 30, 2022 financial statements.

The accompanying notes are an integral part of these unaudited financial statements.

AQUARON ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 11, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$121	$177	$7,291	$4,005
Net loss	$(121)	$(177)	$(7,291)	$(4,005)

Basic and diluted weighted average shares outstanding	1,250,000	1,250,000	1,250,000	1,250,000
Basic and diluted net loss per share	$(0.000)	(0.000)	(0.006)	(0.003)

(1)	Excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. There is no retrospective impact on the September 30, 2022 financial statements.

The accompanying notes are an integral part of these unaudited financial statements.

AQUARON ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604
Net loss	—	—	—	(2,143)	(2,143)
Balance – March 31, 2022	1,437,500	144	24,856	(6,539)	18,461
Net loss	—	—	—	(5,027)	(5,027)
Balance – June 30, 2022	1,437,500	144	24,856	(11,566)	13,434
Net loss	—	—	—	(121)	(121)
Balance – September 30, 2022	1,437,500	$144	$24,856	$(11,687)	$13,313

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. There is no retrospective impact on the September 30, 2022 financial statements.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 11, 2021 (Inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,659)	(3,659)
Balance – March 31, 2021	—	—	—	(3,659)	(3,659)
Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(169)	(169)
Balance – June 30, 2021	1,437,500	144	24,856	(3,828)	21,172
Net loss	—	—	—	(177)	(177)
Balance – September 30, 2021	1,437,500	$144	$24,856	$(3,651)	$20,995

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. There is no retrospective impact on the September 30, 2022 financial statements.

The accompanying notes are an integral part of these unaudited financial statements.

AQUARON ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from March 11, 2021 (inception) to September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(7,291)	$(4,005)
Net cash used in operating activities	(7,291)	(4,005)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	$100,000	$200,000
Proceeds from issuance of Insider shares to the initial stockholders	—	25,000
Payment of offering costs	(93,294)	(170,129)
Reimbursement of formation costs paid by related party	(300)	—
Net cash provided by financing activities	6,406	54,871

Net change in cash	(885)	50,866
Cash, beginning of the period	16,860	—
Cash, end of the period	$15,975	$50,866
Supplemental Disclosure of Cash Flow Information:
Deferred offering costs in accrued offering expenses	$201,676	$18,415

The accompanying notes are an integral part of these unaudited financial statements.

AQUARON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Aquaron Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on operating business in the new energy sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 are related to the Company’s formation and the initial public offering (“IPO” as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Aquaron Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on October 3, 2022. On October 6, 2022, the Company consummated the IPO of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500, which is described in Note 4.

The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. On October 14, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Units (“Over-Allotment Option Units”) at $10.00 per Unit generating total gross proceeds of $4,171,800. On October 14, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the Private Placement of an additional 12,515.40 Private Units generating gross proceeds of $125,154.

A total of $54,984,377 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on October 6, 2022 and October 14, 2022, were deposited in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination or the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Stockholders and Chardan have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 9 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 12 or 15 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $750,000 ($0.15 per Public Share or an aggregate of $1,500,000) on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.15 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

At September 30, 2022, the Company had $15,975 in cash and working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $485,701. Upon the closing of the IPO and the private placement on October 6, 2022, cash of $272,782 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,975 in cash and none in cash equivalents as of September 30, 2022.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from January 1, 2022 to September 30, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). As a result of the underwriters partially exercised the over-allotment option on October 12, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts as of September 30, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On October 6, 2022, the Company sold 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000 related to its IPO. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. On October 14, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Over-Allotment Option Units at $10.00 per Unit generating total gross proceeds of $4,171,800. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right will convert into one-fifth (1/5) of one share of common stock upon the consummation of a Business Combination.

All of the 5,417,180 Public Shares sold as part of the Public Units in the IPO (including the Over-Allotment Option Units) contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. On October 6, 2022, the Company had not recorded any accretion.

Note 4 — Private Placement

Simultaneously with the closing of the IPO on October 6, 2022, the Sponsor purchased an aggregate of 256,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,562,500 in a private placement. Each Private Unit will consist of one share of common stock (“Private Share”) and one right (“Private Right”). On October 14, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 12,515.40 Private Units generating gross proceeds of $125,154. Each Private Right will convert into one-fifth (1/5) of one share of common stock upon the consummation of a Business Combination. The net proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On April 1, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, The Insider Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Insider Shares until, with respect to 50% of the Insider Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Insider Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On April 1, 2021 and December 20, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $100,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). As of September 30, 2022, $300,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the closing of the IPO. The Company repaid $200,000 and $100,000 of the outstanding balance on October 7, 2022 and October 18, 2022, respectively.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares, Private Units (and all underlying securities), and any shares that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of IPO. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Units and units issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of $750,000. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $1,750,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters are also entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, to be issued if the Company closes a business combination. In addition, the Company has agreed to issue to Chardan and/or its designees 50,000 Private Units as a deferred underwriting commission if the Company closes a business combination. If a business combination is not consummated, such Private Units will not be issued and Chardan’s (and/or its designees) right to receive them will be forfeited.

Unit Purchase Option

On October 6, 2022, the Company sold to Chardan (and/or its designees), for $100, an option (“UPO”) to purchase 90,000 Units (or 103,500 units if the over-allotment option is exercised in full). The UPO is exercisable at any time, in whole or in part, between the close of the Business Combination and fifth anniversary of the date of the Business Combination at a price per Unit equal to $11.50 (or 115% of the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day immediately prior to consummation of an initial Business Combination). The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2022, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

Rights — Each holder of a right will receive one-fifth (1/5) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-fifth (1/5) of one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that are required disclosure in the financial statements.

On October 6, 2022, the Company consummated the IPO of 5,000,000 units at an offering price of $10.00 per unit generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor, in a private placement, 256,250 units, at $10.00 per unit generating total gross proceeds of $2,562,500.

On October 12, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Public Units at a price of $10 per unit, generating gross proceeds to the Company of $4,171,800. Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 12,515.40 Private Units at a price of $10 per unit. The over-allotment transactions were closed on October 14, 2022.

Subsequent to the IPO, $200,000 of the $300,000 Promissory Note balance was repaid on October 7, 2022; the remaining $100,000 was paid on October 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Aquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed under the laws of the State of Delaware in March 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in the new energy sector. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the United States Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a VIE structure. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units (as defined below), our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months and nine months ended September 30, 2022, we had a net loss of $121 and $7,291, respectively, all of which consisted of formation and operating costs.

For the three months ended September 30, 2021 and the period from February 25, 2021 (inception) through September 30, 2021, we had a net loss of $177 and $4,005, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On October 6, 2022, we completed our initial public offering (“IPO”) of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500.

We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. On October 14, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Units (“Over-Allotment Option Units”) at $10.00 per Unit generating total gross proceeds of $4,171,800. Simultaneously with the sale of the Over-Allotment Option Units, we consummated the Private Placement of an additional 12,515.40 Private Units generating gross proceeds of $125,154.

A total of $54,984,377 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on October 6, 2022 and October 14, 2022, were deposited in a trust account with Continental Stock Transfer& Trust acting as trustee.

As of September 30, 2022, we had $15,975 in cash and working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $485,701. Upon the closing of the IPO and the private placement on October 6, 2022, cash of $272,782 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The holders of the founder shares, the Private Placement Shares, and any common stock that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Upon closing of a business combination, the underwriters will be entitled to a deferred fee of $0.35 per public share, or $1,896,013 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, and 54,172 Private Units, to be issued if the Company closes a business combination.

Critical Accounting Policies

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on October 6, 2022.

On October 6, 2022, we consummated our IPO of 5,000,000 Units. Each Unit consists of one share of common stock of the Company, par value $0.0001, and one right to receive one-fifth (1/5th) of one share of Common Stock upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor of 256,250 Private Units, at a price of $10.00 per Private Unit, generating gross proceeds of $2,562,500.00. The Private Units (and the underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale.

Subsequently, on October 14, 2022, the underwriter partially exercised the over-allotment, and the closing of the issuance and sale of the Units occurred on October 14, 2022. The total aggregate issuance by the Company of 417,180 Units at a price of $10.00 per Unit resulted in total gross proceeds of $4,171,800.00. On October 14, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 12,515.40 Private Units, generating gross proceeds of $125,154.

On October 14, 2022, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has cancelled an aggregate of 83,205 shares of Common Stock issued to the Sponsor, prior to the IPO and Private Placement.

As of October 14, 2022, a total of $54,984,377 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on October 6, 2022 and October 14, 2022 respectively, were deposited in a trust account established for the benefit of the Company’s public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 17, 2022	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)