Form 10-K
period 2022-12-31
Aquaron Acquisition Corp.
filed 2023-03-30
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40801

AQUARON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2760193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aquaron Investments LLC 515 Madison Avenue, 8th Floor New York, NY 10022 (646) 970 2181	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 970 2181

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one right to receive one-fifth (1/5) of a share of common stock	AQUNU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	AQU	The Nasdaq Stock Market LLC
Rights	AQUNR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 30, 2023 was 7,040,240.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AQUARON ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company”and “Aquaron” and to “we,” “us,” and “our” refer to Aquaron Acquisition Corp.

Introduction

Aquaron Acquisition Corp. is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in the new energy sector. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the United States Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a VIE structure.

On October 6, 2022, we completed our initial public offering (“IPO”) of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500.

We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. On October 14, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Units (“Over-Allotment Option Units”) at $10.00 per Unit generating total gross proceeds of $4,171,800. Simultaneously with the sale of the Over-Allotment Option Units, we consummated the Private Placement of an additional 12,515 Private Units generating gross proceeds of $125,154.

A total of $54,984,377 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on October 6, 2022 and October 14, 2022, were deposited in a trust account with Continental Stock Transfer & Trust Company acting as trustee.

All of the proceeds we receive from these purchases have been placed in the trust account described above and, together with the interests earned on the funds held in the trust account and except for payment of our franchise and income taxes if any, shall not be released to us until the earlier of the completion of our initial business combination and our redemption of the shares of common stock sold in the IPO upon our failure to consummate a business combination within the required period. We are not permitted to use the proceeds placed in the trust account and the interests earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) on any redemptions or stock buybacks by the Company.

With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of our IPO not held in the trust account; provided, however, that in order to meet our working capital needs following the consummation of our IPO, if the funds not held in the trust account are insufficient, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 72,000 shares of Common Stock (which includes 12,000 shares of Common Stock issuable upon exercise of rights). If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

On February 8, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to Aquaron Investments LLC (the “Sponsor”) in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On February 23, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $140,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

Business Combination

Merger Agreement

On March 23, 2023, we entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Bestpath IoT Technology Ltd., a Cayman Islands exempted company (“Holdco”), (ii) Bestpath Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Bestpath (Shanghai) IoT Technology Co., Ltd. (轻程（上海）物联网科技有限公司), a PRC limited liability company (“Bestpath”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Agreement.

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merger with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into us (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and we will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Bestpath at $1.2 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of our common stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) every five (5) outstanding our rights will be cancelled and cease to exist in exchange for one PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

In addition, following the Closing, PubCo will (a) issue an aggregate of up to 15,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the effective time of the Initial Merger on a pro rata basis, and (b) issue an aggregate of up to 15,000,000 PubCo Ordinary Shares to eligible participants including directors, officers and employees of Bestpath under a share incentive plan to be established then (the “Earnout Incentive Plan”). The Earnout Shares and the Earnout Incentive Plan will be subject to certain milestones (based on the achievement of certain targets of consolidated revenue for the fiscal year of 2023 and 2024).

Representations and Warranties

In the Agreement, Bestpath and Holdco (collectively, the “Warrantors”) make certain representations and warranties (with certain exceptions set forth in Bestpath’s disclosure schedule) with respect to Holdco and Bestpath (collectively with respective subsidiaries, “Company Group”) and the Acquisition Entities, including matters relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) absence of conflicts; (d) capital structure and validity of share issuance; (e) accuracy of charter documents and corporate records; (f) required consents and approvals; (g) financial information; (h) absence of certain changes or events; (i) title to assets and properties; (j) material contracts; (k) ownership of real property; (l) licenses and permits; (m) compliance with laws, including those relating to foreign corrupt practices and money laundering; (n) ownership of intellectual property; (o) customers and suppliers; (p) employment and labor matters; (q) taxes matters; (r) environmental matters; (s) brokers and finders; (t) that neither Holdco nor Bestpath is an investment company; (u) privacy and data protection; (v) no alternative transactions, (w) litigation, and (y) other customary representations and warranties.

In the Agreement, we make certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) absence of conflicts; (d) litigation; (e) brokers and finders; (f) capital structure and validity of share issuance; (g) minimum trust fund amount; (h) validity of Nasdaq Stock Market listing; (i) SEC filing requirements and financial statements; (j) material contracts; (k) compliance with laws, including those relating to foreign corrupt practices and money laundering; (l) taxes matters; (m) that SPAC is not an investment company; (n) no alternative transactions, and (l) other customary representations and warranties.

Conduct Prior to Closing; Covenants

Each of Holdco, Bestpath, and SPAC has agreed to, and agreed to cause their respective subsidiaries to, use commercially reasonable efforts to, conduct their respective business only in the ordinary course consistent with past practice, prior to the Closing, and not to take certain specified actions without the prior written consent of the other party.

Bestpath also agrees that it shall:

●	use commercially reasonable efforts to enter into definitive agreements to raise additional investment (the “PIPE Investment”); and

●	use its all commercially best efforts to duly complete a reorganization as soon as practicable in accordance with applicable laws and the Reorganization Plan attached to the Agreement, immediately after which, Bestpath will become a wholly-owned indirect subsidiary of Holdco (the “Reorganization”).

The Agreement also contains covenants providing for:

●	each party providing access to their books and records and providing information relating to their respective business to the other party, its legal counsel and other representatives;

●	each party having obligation to promptly notify the other party for notices and other communications it has received in relation to certain matters of the transactions contemplated under the Agreement;

●	Bestpath to deliver the audited financial statements as of and for the fiscal years ended September 30, 2021 and 2022;

●	Aquaron to make appropriate arrangements with respect to the funds in its trust account;

●	exculpation, indemnification, advancement of expenses, and insurance arrangement in favor of directors and officers of Aquaron and Company Group;

●	parties’ cooperation in making filings with the SEC; and

●	that the Bestpath may, at its sole discretion, select to pay certain amounts to extend the time Aquaron has to complete a business combination under certain circumstances and if necessary.

Conditions to Closing

General Conditions

Consummation of the transactions under this Agreement is conditioned on, among other things, (i) the absence of any applicable Law or prohibiting the transactions; (ii) the Form F-4 having been declared effective by the SEC; (iii) each of the additional agreements described in the Agreement having been entered into, provided that no less than 95% of the Closing Payment Shares shall be subject to the Bestpath’s Shareholders Lock-up Agreement (see below); (iv) the requisite approval of the shareholders of Aquaron and Holdco having been obtained; and (v) immediately after the Closing, PubCo having in excess of US$5,000,000 in net tangible assets.

Aquaron’s Conditions

Our obligation to consummate the Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	Company Group complying with all of the obligations under the Agreement in all material respects;

●	the Fundamental Representations of the Warrantors being true and correct in all material respects and representations of the Warrantors other than the Fundamental Representations being true and correct except to the extent that would not have a Material Adverse Effect;

●	there having been no material adverse effect on the business of Bestpath;

●	the requisite third party consents and governmental approvals having been obtained; and

●	the Reorganization having been consummated.

Holdco’s Conditions

The obligation of Holdco’s obligation to consummation the Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	Aquaron complying with all of their obligations under the Agreement in all material respects;

●	disregarding all materiality qualifiers, the representations and warranties of Aquaron being true and correct except to the extent that would not have a Material Adverse Effect;

●	there having been no material adverse effect on Aquaron;

●	Aquaron shall have completed its share redemption in accordance with the Agreement and its proxy statement; and

●	Aquaron complying with the applicable reporting requirements under the Securities Act and Exchange Act.

Termination

The Agreement may be terminated as follows:

●	in the event the Closing has not occurred by January 6, 2024, by Aquaron or Bestpath, provided that the party seeking to terminate this Agreement has not committed any material breach; or

●	in the event Aquaron or the Bestpath has committed any material breach and such breach is not cured within fifteen (15) days following receipt of a notice of breach from the other party, the non-breaching party may terminate this Agreement by giving notice to the other party.

The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the actual agreement, which is filed as Exhibit 2.1 hereto.

Additional Agreements Executed in Connection With the Agreement

Bestpath Voting and Support Agreement

Concurrently with the execution of the Agreement, certain shareholders of Bestpath, representing more than fifty percent (50%) of the equity interests in Bestpath, have entered into a voting and support agreement with the Holdco, Bestpath, each of the Acquisition Entities and Aquaron, pursuant to which each such holder agrees to, among other things, vote in favor of the transactions contemplated by the Agreement.

Sponsor Voting and Support Agreement

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

Additional Agreements to be Executed at Closing

In addition to the Agreement, the following agreements will be entered into in connection with the Closing.

Shareholders Lock-Up Agreement

Certain Bestpath Shareholders will enter into an agreement with the PubCo, to be effective as of the Closing, pursuant to which at least ninety-five percent (95%) of the Merger Consideration Shares shall be subject to a lock-up in accordance with the terms and conditions thereunder.

Registration Rights Agreement

In connection with the transactions, PubCo shall enter into an amended and restated registration rights agreement with certain Holdco shareholders and the initial shareholders of Aquaron to provide for the registration of the PubCo Ordinary Shares.

Our Management Team

Our Chief Execute Officer, Ms. Yi Zhou, co-founded Ease Consulting in September 2019 and has served as its chief executive officer since then. She is responsible for providing consultancy services to funds including VC funds that are expanding their limited partner base in the U.S. and other countries and advise on fund-raising. Our Chief Financial Officer, Mr. Qingze Zhao is currently working at Wang & Partners Consulting where he conducts research at the corporate strategic level. Our independent directors also have company management experience in both the United States and China. For example, Ms. Yanyan Lin has been serving as the founder and chief executive officer of Bole Education Consulting Inc., a Maryland incorporated education consulting company, since July 2014. Mr. Yang Wang was a partner at Cowin Capital from February 2011 to March 2021, where he focused on various transactions predominantly in the healthcare sector. Mr. Xiaoming Ma has experience in delivering concrete business plans and executing such plans in the European renewable energy industry.

We believe that:

●	our team’s networks and relationships from sourcing, evaluating, due diligence, and executing transactions will provide us with a significant pipeline of opportunities;

●	our team’s unique background and experience in completing a variety of large-scale domestic and cross-border transactions between the U.S. and Asia will be attractive to leading Asia based companies; and

●	our team’s extensive operational and investment management experience will enable a highly focused approach to idea generation, analysis and transaction execution.

However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

Acquisition Strategy and Criteria

Our management team intends to focus on potential acquisition targets in the new energy sector. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the United States PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company with China operation consolidated through a VIE structure. We believe that our experience and networks will enable us to identify potential business combination opportunities efficiently and productively. In addition, we believe the target business will benefit from our involvement, through the potential strategic relationships we can introduce, as well as by assisting the target in areas such as intellectual property management and corporate strategy. Despite our intended focus, we may attempt to acquire a target in another industry if an attractive acquisition opportunity is identified in such other industry prior to the time we identify an acquisition opportunity within our primary industry focus and if we believe that such opportunity is in the best interest of our stockholders.

We have identified the following general criteria that we believe are important in evaluating candidates for our initial business combination.

The main ambition of our management is to create the value-added for our stockholders though our experience to shift the operating efficiency of the business while implementing the revenue-driven and/or profit-engagement strategies and gain the profits through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider well-fit to do so:

●	Industries that are Not Heavily Regulated or Related to National Security

We will not acquire an operating business that is highly regulated by its home country or related to national security, including companies that collect and process large amounts of public information and data, companies related to artificial intelligence, telecommunications companies, companies involved in semiconductor industries, rare natural resource companies, UAV, geological survey companies or any other enterprises that may relate to a country’s strategic reserve, resources critical to national security, human stem cells, or development or application of gene diagnosis and treatment technology.

●	Niche Deal Size

We intend to acquire companies which enterprise values of between $150 million and $300 million that are preferably already cash-generative. We believe we have greater access to companies within this range and the negotiation process is expected comparable time-saving.

●	Long-term Revenue Visibility with Defensible Market Position

In the management view, the target companies should appropriate at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we have ability to achievement improved profitability performance and where an acquisition may help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We have intention to search target companies that should offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We are regarding to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from future growth in the target business’ earnings and an improved capital structure will be prior than any identified downside risks.

●	Leadership Position

We will seek to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination as described in our IPO prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

At the time of the IPO, we anticipated that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis.

Our officers and directors, as well as their respective affiliates, also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event, however, will any of our existing insiders, special advisors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our insiders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We did not establish any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies, which we will disclose to investors in a proxy statement or registration statement to be filed in connection with the business combination. Although management endeavors to evaluate the risks inherent in a particular target business, there is no assurance that it will properly ascertain or assess all significant risk factors.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We have structured the business combination with Bestpath so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests in Bestpath. If we are unable to consummate the business combination with Bestpath and have to identify another target business or businesses, we may, however, structure our initial business combination such that the post-business combination company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 15 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our insiders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender offer in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 137,001 of our public shares (or approximately 2.53% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, and that the insiders do not purchase any units in the IPO or units or shares in the after-market).

None of our officers, directors, insiders or their affiliates has indicated any intention to purchase units or shares of common stock in the IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, insiders, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, insiders, and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Tendering share certificates in connection with a tender offer or redemption rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek redemption of his, her or its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his, her or its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our insiders, officers, and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. As a result, if we require public stockholders who wish to redeem their shares of common stock to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to redeem or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of their redemption or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption or tender rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 9 months, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 9 months, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of our IPO prospectus, the only way to extend the time available for us to consummate our initial business combination in the absence of a proxy statement, registration statement or similar filing is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $812,577 ($0.15 per share in either case, or an aggregate of $1,625,154), on or prior to the date of the applicable deadline. In the event that they elected to extend the time to and deposited the applicable amount of money into trust, the insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO will execute such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.15 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the sponsor may not be able to satisfy its indemnification obligations, as we have not required it to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that it will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.15 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us redeem their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption amount received by public stockholders may be less than $10.15.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders and Chardan Capital Markets, LLC (“Chardan”) have agreed to waive any redemption rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 9 months of the closing of the IPO (or 12 or 15 months, if the period is extended), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, and our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We have two executive officers. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.07 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 515 Madison Avenue, 8th Floor, New York, NY 10022. The annual rent we paid for this space is $0 and our sponsor Aquaron Investments LLC plans to renew the lease for us by the lease end date, i.e., March 31, 2023. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “AQUNU” on October 4, 2022. The shares of Common Stock and rights comprising the units began separate trading on Nasdaq on October 19, 2022, under the symbols “AQU” and “AQUNR”, respectively.

Holders of Record

As of December 31, 2022, there were 7,040,240 of our shares of Common Stock issued and outstanding held by seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

All of the proceeds we receive from these purchases have been placed in the trust account described above and, together with the interests earned on the funds held in the trust account and except for payment of our franchise and income taxes if any, shall not be released to us until the earlier of the completion of our initial business combination and our redemption of the shares of common stock sold in the IPO upon our failure to consummate a business combination within the required period. We are not permitted to use the proceeds placed in the trust account and the interests earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) on any redemptions or stock buybacks by the Company.

With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of our IPO not held in the trust account; provided, however, that in order to meet our working capital needs following the consummation of our IPO, if the funds not held in the trust account are insufficient, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 72,000 shares of Common Stock (which includes 12,000 shares of Common Stock issuable upon exercise of rights). If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

On February 8, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $100,000 to Aquaron Investments LLC (the “Sponsor”) in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On February 23, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $140,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

We paid a total of $812,577 in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of business combination) and $835,549 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware in March 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in the new energy sector. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a VIE structure. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the fiscal year ended December 31, 2022, we had a net income of $164,068, which consists of loss of approximately $221,031 derived from general and administrative expenses of approximately $207,495, franchise tax expense of $13,536 and income tax expense of $51,753, offset by unrealized gain on investments held in Trust Account of $176,876, and interest earned on investments held in Trust Account of approximately $259,976.

For the period from March 11, 2021 (inception) through the year ended December 31, 2021, we had a net loss of $4,396, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On October 6, 2022, we consummated our IPO of 5,000,000 Units. Each Unit consists of one share of common stock of the Company, par value $0.0001, and one right to receive one-fifth (1/5th) of one share of Common Stock upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor of 256,250 Private Units, at a price of $10.00 per Private Unit, generating gross proceeds of $2,562,500.

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

As of December 31, 2022, we had $57,284 in cash and working capital (current assets less current liabilities, excluding investment held in Trust Account, deferred underwriting commissions payable and taxes payable) of $39,709. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8 and February 23, 2023, the Sponsor provided a loan of $100,000 and $140,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

The Company has 9 months (or up to 15 months if the time to complete a business combination is extended as) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by July 6, 2023 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The audited statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 30, 2023.

Name	Age	Position
Yi Zhou	36	Chief Executive Officer, Chairwoman and President
Qingze Zhao	34	Chief Financial Officer and Director
Yanyan Lin	34	Independent Director
Yang Wang	44	Independent Director
Xiaoming Ma	31	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Yi Zhou has been our Chairwoman, President and Chief Executive Officer since June 2022. Ms. Zhou co-founded Ease Consulting in September 2019 and has served its chief executive officer since then. During her time with Ease Consulting, Ms. Zhou is responsible for providing consultancy services to funds including VC funds that are expanding their limited partner base in the U.S. and other countries and advise on their fund-raising. Ms. Zhou has been a partner at the Balloch Group since Oct 2021 and an advisor to Hashkey Capital since Feb 2022. Previously, Ms. Zhou was a private equity associate at Susquehanna Investment Management Consulting Company Ltd. in Shanghai between April 2020 to June 2021 and a Director II at VC relation management at Silicon Valley Bank between July 2017 and March 2020. Ms. Zhou also served as the associate director of China market development at S&P Capital IQ from September 2013 to June 2017. She currently is the alumni council member of Harvard University Graduate School of Education from 2021 to 2026. Ms. Zhou received her bachelor’s degree of Korean and Economics from Peking University in 2009 and a master’s degree in Education from Harvard University Graduate School of Education in 2010. We believe Ms. Zhou is qualified to serve on our board of directors because of her extensive business and management experience, as well as her contacts and relationships.

Qingze Zhao has been our Chief Financial Officer and a director since our inception. Mr. Zhao joined Century Frontier asset management as a portfolio manager in October 2022 and worked there since then. Century Frontier asset management is a top tier asset management fund in China and he focuses on Chinese equity market and quant-trading. From August 2019 to September 2022, Mr. Zhao worked in Wang & Partners Consulting as a consultant. Wang & Partners Consulting is a boutique management consulting firm in China, where his main focus is on the sectors of consumer, manufacturing and new energy. From May 2016 to April 2019, he worked at Ping Capital Management, a hedge fund where he concentrated on quant-trading and market research. Mr. Zhao received his Doctor of Philosophy in Science in Applied Mechanics from the University of Pennsylvania in 2016 and his bachelor’s degree of Engineering in Mechanical Engineering from Shanghai Jiaotong University in 2011. We believe Mr. Zhao is qualified to serve on our board of directors because of his expertise in the consumer, manufacturing and new energy industries.

Yang Wang has served as our independent director since March 2021. He has been a partner of Haoyue Healthcare Fund since May 2021. Mr. Wang served as the partner at Cowin Capital from February 2011 to March 2021, where he focused on the health sector. Before that Mr. Wang served as the senior project manager of the business development department at Simcere Pharmaceutical Co., Ltd from November 2007 to January 2011. Mr. Wang received a Master of Business Administration degree from Tsinghua University in 2006 and a bachelor’s degree of Engineering in Computer Software from Anhui University in 2000. We believe Mr. Wang is qualified to serve on our board of directors due to his extensive financial, commercial, corporate strategy, business development and transaction experience, as well as his expertise in the health sector.

Yanyan Lin has served as our independent director since March 2021. Ms. Lin has served as the founder and chief executive officer at Bole Education Consulting Inc., a Maryland incorporated education consulting company, since July 2016. Ms. Lin served as the senior auditor at Tate & Tryon CPAs and Consultants Company in Washington, D.C from January 2013 to June 2018, where she led audit teams, completed audit projects, and performed key audit testing in a variety of organizations including trade organizations and professional associations. Ms. Lin graduated from University of Virginia with a Master of Science in Accounting in 2012, and a Bachelor of Science in Commerce (Accounting and Finance) and second major in Economics in 2012. She also holds the Certified Public Accountant issued in the U.S. We believe Ms. Lin is qualified to serve on our board of directors due to her extensive financial, commercial, and business development experience.

Xiaoming Ma has served as our independent director since May 2021. Xiaoming holds the post of sales manager china of Royal IHC Group in Shanghai since September 2020. Before he moved to Shanghai, he was appointed to Kinderdijk and served as the outsourcing management lead from September 2019 to September 2020. Before that, Xiaoming worked successively at Royal IHC Group which includes proposal manager from April 2019 to September 2019, assistant general manager from October 2018 to April 2019, business development manager from October 2018 to May 2019, strategy consultant from April 2018 to November 2018 and purchaser and supply chain management analyst from November 2017 to April 2018. He joined the management trainee-ship program of Royal IHC Group in November 2017. Before that, he worked at Hengxin Offshore & Marine Engineering (Europe) and was a sales and business development manager in Rotterdam during April 2016 to December 2016. Xiaoming obtained his Master’s degree in Marine Technology Shipping Management Specialization from Delft University of Technology in 2018 and the Bachelor’s degree in Naval Architecture and Marine Engineering from Harbin Engineering University in 2015. We believe Mr. Ma is qualified to serve on our board of directors due to his commercial, business development and transaction experience, as well as his contacts and relationships.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee (the “Audit Committee”), nominating committee (the “Nominating Committee”) and compensation committee (the “Compensation Committee”) has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on September 16, 2022.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2022 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under Nasdaq’s listing standards. Yanyan Lin is the Chairperson of the Audit Committee. The board has determined that Yanyan Lin qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2022.

The members of the Nominating Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under NASDAQ’s listing standards. Yang Wang is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under Nasdaq’s listing standards. Yang Wang is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to affect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or 15 or 18 months, as applicable) from the date of our IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Yanyan Lin	Bole Education Consulting Inc.	Education consulting	Founder and Chief Executive Officer
Yi Zhou	Ease Consulting	Finance consulting	Founder and Chief Executive Officer
Yang Wang	Haoyue Healthcare Fund	PE fund	Partner

Our insiders and Chardan have agreed to vote any shares of Common Stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of Common Stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to redeem such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us and no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 30, 2023 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 30,, 2023, we had 7,040,240 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of March 30, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Aquaron Investments LLC(2)	1,578,060	22.41%
Yi Zhou	10,000	* %
Qingze Zhao	10,000	* %
Yang Wang	5,000	* %
Yanyan Lin	15,000	* %
Xiaoming Ma	5,000	* %
All current directors and executive officers as a group (five individuals)	1,623,060	23.05%
Hudson Bay Capital Management LP(3)	450,000	6.39%
ATW SPAC MANAGEMENT LLC(4)	549,693	7.81%
Antonio Ruiz-Gimenez(4)	600,101	8.52%
Kerry Propper(4)	600,101	8.52%
Polar Asset Management Partners Inc. (5)	475,000	6.75%
Boothbay Fund Management, LLC(6)	549,693	7.81%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Aquaron Acquisition Corp., 515 Madison Avenue, 8th Floor, New York, NY 10022.

(2)	Aquaron Investments LLC, our sponsor, is controlled by Ms. Yating Wang.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 17 State Street, Suite 2100, New York, New York 10004.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 140 East 45th Street, 14th Floor, New York, NY 10017.

All of the insider shares outstanding have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 72,000 shares of Common Stock (which includes 12,000 shares of Common Stock issuable upon exercise of Rights) if $600,000 of the notes were so converted). Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In April 2021, we sold an aggregate of 1,437,500 shares of our Common Stock for $25,000, or approximately $0.02 per share, to our insiders.

Simultaneously with the closing of the IPO on October 6, 2022, we consummated the Private Placement with Aquaron Investments LLC, our sponsor, purchasing 256,250 Private Units, at a price of $10.00 per Private Unit, generating gross proceeds of $2,562,500.00. The Private Units (and the underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale. Additionally, the initial purchasers in the Private Placement agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

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

On October 14, 2022, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has cancelled an aggregate of 83,205 shares of Common Stock issued to the Sponsor, prior to the IPO and Private Placement. The Company received additional funds of $99,846 from the Sponsor upon the closing of IPO to finance transaction costs in connection with searching for a target business.

In order to meet our working capital needs following the consummation of our IPO, our insiders, officers, and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 72,000 shares of Common Stock (which includes 12,000 shares of Common Stock issuable upon exercise of Rights) if $600,000 of the notes were so converted). Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

On February 8, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $100,000 to Aquaron Investments LLC (the “Sponsor”) in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On February 23, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $140,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

The holders of our insider shares issued and outstanding on the date of our IPO, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our Audit Committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our Audit Committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees, or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our insiders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 totaled $249,821 and $61,355, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021.

Tax Fees. Commencing in March 2022 and continuing through April 2022, a UHY LLP related entity provided tax/non-attest related tax compliance services to the Company with respect to the Company’s Federal income tax returns for its fiscal year ended December 31, 2021 and its Delaware annual franchise tax report. The fees billed for these services were $4,932, including administrative fee and tax processing fee. The Company’s Audit Committee chairman approved the tax/non-attest services by signing a tax engagement letter executed on March 1, 2022. UHY LLP and the Company’s Audit Committee have concluded that such services do not impact UHY LLP’s independence.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 3, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.4	Rights Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.5	Unit Purchase Option, dated October 6, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.6*	Description of Securities
10.1	Letter Agreements, dated October 3, 2022, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.2	Investment Management Trust Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.3	Stock Escrow Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)

10.4	Registration Rights Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.5	Indemnity Agreements, dated October 3, 2022, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.6	Subscription Agreement, dated October 3, 2022, by and between the Company and Aquaron Investments LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquaron Acquisition Corp.

Dated: March 30, 2023	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Zhou	Chief Executive Officer. President and Director	March 30, 2023
Yi Zhou	(Principal Executive Officer)

/s/ Qingze Zhao	Chief Financial Officer	March 30, 2023
Qingze Zhao	(Principal Accounting and Financial Officer)

/s/ Yanyan Lin	Director	March 30, 2023
Yanyan Lin

/s/ Yang Wang	Director	March 30, 2023
Yang Wang

/s/ Xiaoming Ma	Director	March 30, 2023
Xiaoming Ma

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 3, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022
4.4	Rights Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.5	Unit Purchase Option, dated October 6, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.6*	Description of Securities
10.1	Letter Agreements, dated October 3, 2022, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.2	Investment Management Trust Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)

10.3	Stock Escrow Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.4	Registration Rights Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.5	Indemnity Agreements, dated October 3, 2022, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.6	Subscription Agreement, dated October 3, 2022, by and between the Registrant and Aquaron Investments LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

AQUARON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aquaron Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aquaron Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 31, 2021(inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as December 31, 2022, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

AQUARON ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$57,284	$16,860
Prepaid expenses	222,346	—
Deferred offering costs	—	251,984
Investments held in Trust Account	55,421,229	—
Total current assets	55,700,859	268,844
Total Assets	$55,700,859	$268,844

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current Liabilities
Other payable – related party	$99,846	$300
Accounts payable and accrued expenses	140,075	47,940
Franchise tax payable	13,086	—
Income tax payable	51,753
Promissory note – related party	—	200,000
Deferred underwriting fee payable	2,525,896	—
Total current liabilities	2,830,656	248,240
Total Liabilities	2,830,656	248,240

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,417,180 shares issued and outstanding at redemption value	47,571,463	—

Stockholders’ Equity
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,693,750 shares and 1,437,500 issued and outstanding at December 31, 2022 (excluding 5,417,180 shares subject to possible redemption) and December 31, 2021(1), respectively	163	144
Additional paid-in capital	5,138,905	24,856
Retained earnings (Accumulated deficit)	159,672	(4,396)
Total Stockholders’ Equity	5,298,740	20,604
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$55,700,859	$268,844

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over- allotment option is not exercised in full or in part (see Note 5). On October 12, 2022, the underwriters partially exercised the over-allotment option resulting in 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		period from
		March 11, 2021
	For the	(inception)
	year ended	through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$207,495	$4,396
Franchise tax expenses	13,536	—
Loss from operations	(221,031)	(4,396)

Interest earned on investments held in Trust Account	259,976	—
Unrealized gain on investments held in Trust Account	176,876	—
Income (loss) before income taxes	215,821	(4,396)
Income taxes provision	(51,753)	—
Net income (loss)	$164,068	$(4,396)

Basic and diluted weighted average shares outstanding of redeemable common stock	1,267,233	—

Basic and diluted net income per share of redeemable common stock	1.57	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,482,770	1,161,017

Basic and diluted net loss per share of non-redeemable common stock	$(1.24)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604

Sale of public units in initial public offering	5,417,180	542	54,171,258	—	54,171,800

Sale of private placement units	268,765	27	2,687,627	—	2,687,654

Forfeiture of Insider Shares	(83,205)	(8)	8	—	—

Underwriter commissions	—	—	(2,708,590)	—	(2,708,590)

Offering costs	—	—	(1,465,333)	—	(1,465,333)

Reclassification of common stock subject to redemption	(5,417,180)	(542)	(44,010,561)	—	(44,011,103)

Accretion of common stock to redemption value	—	—	(3,560,360)	—	(3,560,360)

Net income for the year	—	—	—	164,068	164,068
Balance as of December 31, 2022	1,623,060	$163	$5,138,905	$159,672	$5,298,740

For the Period From March 11, 2021 (Inception) Through December 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 11, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to initial stockholders (1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,396)	(4,396)
Balance – December 31, 2021	1,437,500	$144	$24,856	$(4,396)	$20,604

1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from March 11, 2021
	For the Year	(inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$164,068	$(4,396)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(259,976)	—
Unrealized gain on investments held in Trust Account	(176,876)	—
Prepaid expenses	(222,346)	300
Accounts payable and accrued expenses	140,075	—
Franchise tax payable	13,086	—
Income tax payable	51,753	—
Net cash used in operating activities	(290,216)	(4,096)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(54,984,377)	—
Net cash used in financing activities	(54,984,377)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	54,171,800	—
Proceeds from sale of private placement units	2,687,654	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note- related party	100,000	200,000
Proceeds from related party	99,546
Repayment of promissory note to related party	(300,000)	—
Payment of underwriters’ commissions	(812,577)	—
Payment of deferred offering costs	(631,506)	(204,044)
Net cash provided by financing activities	55,315,017	20,956

Net change in cash	40,424	16,860
Cash, beginning of the year	16,860	—
Cash, end of the year	$57,284	$16,860
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$44,011,103	$—
Allocation of offering costs to common stock subject to redemption	$3,714,253	$—
Deferred offering costs in accrued offering expenses	$—	$47,940
Deferred underwriting commissions	$2,525,896	$—
Accretion of common stock to redemption value	$3,560,360	$—

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

At December 31, 2022, the Company had $57,284 in cash and working capital (current assets less current liabilities, excluding taxes payable, investments held in Trust Account and deferred underwriting fee payable) of $39,709. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8 and February 23, 2023, the Sponsor provided a loan of $100,000 and $140,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

The Company has 9 months (or up to 15 months if the time to complete a business combination is extended as) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by July 6, 2023 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $57,284 and $16,860 in cash and none in cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2022 and 2021, the Trust Account had balance of $55,421,229 and $0, respectively. The interests earned from the Trust Account totaled $436,852 for the year ended December 31, 2022, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance. Deferred offering costs were $3,955,624 and $251,984 consisting principally of underwriting, legal, accounting and other expenses incurred through December 31, 2022 and December 31, 2021, respectively, were charged to stockholders’ equity upon the completion of the IPO on October 6, 2022.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Net income (loss)	$164,068	$(4,396)
Accretion of common stock to redemption value	(3,560,360)	—
Net loss including accretion of common stock to redemption value	$(3,396,292)	$(4,396)

			For the period from
			March 11, 2021
	For the year ended		(inception) through
	December 31, 2022		December 31, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(1,565,050)	$(1,831,242)	$—	$(4,396)
Accretion of common stock to redemption value	3,560,360	—	—	—
Allocation of net income (loss)	$1,995,310	$(1,831,242)	$—	$(4,396)

Denominator:
Basic and diluted weighted average shares outstanding	1,267,233	1,482,770	—	1,161,017
Basic and diluted net income (loss) per common stock	$1.57	$(1.24)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination. As of December 31, 2022, the Company recorded $3,560,360 accretion of common stock to redemption value.

At December 31, 2022, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption	$47,571,463

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

Note 5 — Related Party Transactions

Insider Shares

On April 1, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, The Insider Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, the Company cancelled an aggregate of 83,205 Insider Shares.

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

Promissory Note — Related Party

On April 1, 2021 and December 20, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $100,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. The Company repaid $200,000 and $100,000 of the outstanding balance on October 7, 2022 and October 18, 2022, respectively. As of December 31, 2022 and 2021, $0 and $200,000 were outstanding under the Promissory Note, respectively. On February 8 and February 23, 2023, the Sponsor loaned the Company $100,000 and $140,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. As of December 31, 2022 and 2021, the amount due to related party was $99,846 and $300, respectively.

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

The underwriters were paid a cash underwriting discount of $812,577. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $1,896,013, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters are also entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, to be issued if the Company closes a business combination. In addition, the Company has agreed to issue to Chardan and/or its designees 50,000 Private Units as a deferred underwriting commission if the Company closes a business combination. If a business combination is not consummated, such Private Units will not be issued and Chardan’s (and/or its designees) right to receive them will be forfeited.

Unit Purchase Option

On October 6, 2022, the Company sold to Chardan (and/or its designees), for $100, an option (“UPO”) to purchase 97,509 Units (including the over-allotment option units). The UPO is exercisable at any time, in whole or in part, between the close of the Business Combination and fifth anniversary of the date of the Business Combination at a price per Unit equal to $11.50 (or 115% of the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day immediately prior to consummation of an initial Business Combination). The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of December 31, 2022, there were 1,623,060 shares of common stock issued and outstanding (excluding 5,417,180 shares subject to possible redemption).

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	55,421,229	55,421,229	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	33,997	924
Unrealized gain on investments held in Trust Account	(37,144)	—
Total deferred tax asset (expense)	(3,147)	924
Valuation allowance	3,147	(924)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Federal
Current	$51,753	$—
Deferred	(4,071)	(924)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	4,071	924
Income tax provision	$51,753	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Income at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Transaction costs	4.9%	—
Change in valuation allowance	1.9%	(21.0)%
	24.0%	0.0%

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $4,071 and $924 for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) to December 31, 2021, respectively.

The provisions for U.S. federal and state income taxes were $51,753 and $0 for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) to December 31, 2021, respectively. The Company’s tax returns for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that are required disclosure in the financial statements.

On February 8 and February 23, 2023, the Sponsor loaned the Company $100,000 and $140,000, respectively, to be used, in part, for transaction costs related to the Business Combination. The Promissory Notes are unsecured, interest-free and due earlier of the date the Company consummates a business combination or liquidates.

On March 23, 2023, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Bestpath IoT Technology Ltd., a Cayman Islands exempted company (“Holdco”), (ii) Bestpath Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Bestpath (Shanghai) IoT Technology Co., Ltd., a PRC limited liability company (“Bestpath”).

Pursuant to the Agreement, (i) Merger Sub 1 will merger with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into us (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and we will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Bestpath at $1.2 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of our common stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) every five (5) outstanding our rights will be cancelled and cease to exist in exchange for one PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.