Form 10-Q
period 2023-03-31
Aquaron Acquisition Corp.
filed 2023-05-15
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 15, 2023, there were 7,040,240 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$37,249	$57,284
Prepaid expenses	222,125	222,346
Investments held in Trust Account	55,996,181	55,421,229
Total current assets	56,255,555	55,700,859
Total Assets	$56,255,555	$55,700,859

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current Liabilities
Other payable – related party	$99,846	$99,846
Accounts payable and accrued expenses	220,666	140,075
Franchise tax payable	12,000	13,086
Income tax payable	98,339	51,753
Deferred income tax liability	36,799	—
Promissory note – related party	240,000	—
Deferred underwriting fee payable	2,525,896	2,525,896
Total current liabilities	3,233,546	2,830,656
Total Liabilities	3,233,546	2,830,656

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,417,180 shares issued and outstanding at redemption value	51,706,675	47,571,463

Stockholders’ Equity
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 5,417,180 shares subject to possible redemption)	163	163
Additional paid-in capital	1,003,693	5,138,905
Retained earnings	311,478	159,672
Total Stockholders’ Equity	1,315,334	5,298,740
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$56,255,555	$55,700,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$340,846	$2,143
Franchise tax expenses	12,000	—
Loss from operations	(352,846)	(2,143)

Interest earned on investments held in Trust Account	375,656	—
Unrealized gain on investments held in Trust Account	212,381	—
Income (loss) before income taxes	235,191	(2,143)

Income taxes provision	(46,586)	—
Deferred income taxes provision	(36,799)	—
Net income (loss)	$151,806	$(2,143)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,417,180	—

Basic and diluted net income per share of redeemable common stock	0.20	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,623,060	1,250,000 (1)

Basic and diluted net loss per share of non-redeemable common stock	$(0.57)	$(0.00)

(1)	Excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740
Accretion of common stock to redemption value	—	—	(4,135,212)	—	(4,135,212)
Net income	—	—	—	151,806	151,806
Balance as of March 31, 2023	1,623,060	$163	$1,003,693	$311,478	$1,315,334

For the Three Month Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604
Net loss	—	—	—	(2,143)	(2,143)
Balance – March 31, 2022	1,437,500	$144	$24,856	$(6,539)	$18,461

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$151,806	$(2,143)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(375,656)	—
Unrealized gain on investments held in Trust Account	(212,381)	—
Prepaid expenses	221	—
Accounts payable and accrued expenses	80,590	(300)
Franchise tax payable	(1,086)	—
Income tax payable	46,586	—
Deferred income tax liability	36,799	—
Net cash used in operating activities	(273,121)	(2,443)

Cash Flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	13,086	—
Net cash provided by investing activities	13,086	—

Cash Flows from financing activities:
Proceeds from promissory note- related party	240,000	100,000
Payment of deferred offering costs	—	(55,939)
Net cash provided by financing activities	240,000	44,061

Net change in cash	(20,035)	41,618
Cash, beginning of the period	57,284	16,860
Cash, end of the period	$37,249	$58,478

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$4,135,212	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with (i) Bestpath IoT Technology Ltd., a Cayman Islands exempted company (“Holdco”), (ii) Bestpath Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Bestpath (Shanghai) IoT Technology Co., Ltd., a PRC limited liability company (“Bestpath”).

Pursuant to the Agreement, (i) Merger Sub 1 will merger with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into us (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Bestpath at $1.2 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of common stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) every five (5) outstanding our rights will be cancelled and cease to exist in exchange for one PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

Going Concern Consideration

As of March 31, 2023, the Company had $37,249 in cash and working capital deficit (current assets less current liabilities, excluding taxes payable, investments held in Trust Account and deferred underwriting fee payable) of $301,138. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided a loan of $100,00, $140,000, and $130,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 30, 2023.

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

Use of Estimates

In preparing these unaudited financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $37,249 and $57,284 in cash and none in cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2023 and December 31, 2022, the Trust Account had balance of $55,996,181 and $55,421,229, respectively. The interests earned from the Trust Account totaled $588,037 for the quarter ended March 31, 2023, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance. Deferred offering costs consisted principally of underwriting, legal, accounting and other expenses were charged to stockholders’ equity upon the completion of the IPO on October 6, 2022.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 35.45% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to non-deductible M&A costs.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2023	2022
Net Income (loss)	$151,806	$(2,143)
Accretion of common stock to redemption value	(4,135,212)	—
Net loss including accretion of common stock to redemption value	$(3,983,406)	$(2,143)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(3,065,070)	$(918,336)	$—	$(2,143)
Accretion of common stock to redemption value	4,135,212	—	—	—
Allocation of net income (loss)	$1,070,142	$(918,336)	$—	$(2,143)

Denominator:
Basic and diluted weighted average shares outstanding	5,417,180	1,623,060	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.20	$(0.57)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination. As of March 31, 2023, the Company recorded $4,135,212 accretion of common stock to redemption value for the three months ended March 31, 2023.

At March 31, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2023	4,135,212
Common stock subject to possible redemption- March 31, 2023	$51,706,675

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

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. Promissory Note 1, 2, and 3 are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor has the right to convert these promissory notes either in cash or shares of the Company common stock at a fixed price of $10.00 per share. As of March 31, 2023 and December 31, 2022, $240,000 and $0 were outstanding respectively, under the Promissory Note 1 and Promissory 2. The Company received $130,000 under the Promissory Note 3 on April 6, 2023.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. As of March 31, 2023 and December 31, 2022, the amount due to related party was $99,846 and $$99,846, respectively.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 1,623,060 shares of common stock issued and outstanding (excluding 5,417,180 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	55,996,181	55,996,181	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	55,421,229	55,421,229	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management did not identify any subsequent events that would have required disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 30, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Recent Developments

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

Sponsor Voting and Support Agreement

Concurrently with the execution of the Agreement, the Sponsor has entered into and delivered a support agreement, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the inception through March 31, 2023 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net income of $151,806, which consists of loss of approximately $352,846 derived from general and administrative expenses of approximately $340,846, franchise tax expense of $12,000, income tax expense of $46,586 and deferred income tax expense of $36,799, offset by unrealized gain on investments held in Trust Account of $212,381, and interest earned on investments held in Trust Account of approximately $375,656.

For the three months ended March 31, 2022, we had a net loss of $2,143, all of which were derived from general and administrative expenses.

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

As of March 31, 2023, we had $37,249 in cash and working capital deficit (current assets less current liabilities, excluding investment held in Trust Account, deferred underwriting commissions payable and taxes payable) of $301,138. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided a loan of $100,000, $140,000 and $130,000, respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2023	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)