Form 10-Q
period 2023-06-30
Aquaron Acquisition Corp.
filed 2023-08-14
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 4,553,150 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$65,634	$57,284
Prepaid expenses	146,899	222,346
Deferred income tax asset	90,077	—
Investments held in Trust Account	56,767,844	55,421,229
Total current assets	57,070,454	55,700,859
Total Assets	$57,070,454	$55,700,859

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Other payable – related party	$—	$99,846
Accounts payable and accrued expenses	203,846	140,075
Franchise tax payable	18,886	13,086
Income tax payable	229,089	51,753
Exercise tax payable	259,438	—
Promissory note – related party	549,626	—
Promissory note – Bestpath	210,000	—
Deferred underwriting fee payable	2,525,896	2,525,896
Redeemed common stock payable to public stockholders	25,943,774	—
Total current liabilities	29,940,555	2,830,656
Total Liabilities	29,940,555	2,830,656

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 shares issued and outstanding at redemption value	30,586,448	47,571,463

Stockholders’ Equity (Deficit)
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 shares subject to possible redemption)	163	163
Additional paid-in capital	—	5,138,905
(Accumulated deficit) Retained earnings	(3,456,712)	159,672
Total Stockholders’ Equity (Deficit)	(3,456,549)	5,298,740
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$57,070,454	$55,700,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$260,468	$5,027	$601,314	$7,170
Franchise tax expenses	12,100	—	24,100	—
Loss from operations	(272,568)	(5,027)	(625,414)	(7,170)

Interest earned on investment held in Trust Account	645,451	—	1,021,107	—
Unrealized gain on investments held in Trust Account	21,872	—	234,253	—
Income (loss) before income taxes	394,755	(5,027)	629,946	(7,170)

Income taxes provision	(210,530)	—	(257,116)	—
Deferred income taxes provision	126,876	—	90,077	—
Net income (loss)	$311,101	$(5,027)	$462,907	$(7,170)

Basic and diluted weighted average shares outstanding, redeemable common stock	5,361,911	—	5,389,546	—

Basic and diluted net income per share, redeemable common stock	$0.25	$—	$0.45	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,250,000 (1)	1,623,060	1,250,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.65)	$(0.00)	$(1.21)	$(0.01)

(1)	Excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	deficit)	(Deficit)
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740
Accretion of common stock to redemption value	—	—	(4,135,212)	—	(4,135,212)
Net income	—	—	—	151,806	151,806
Balance as of March 31, 2023	1,623,060	$163	1,003,693	311,478	1,315,334
Accretion of common stock to redemption value	—	—	(1,003,693)	(3,819,853)	(4,823,546)
Excise tax liability	—	—	—	(259,438)	(259,438)
Net income	—	—	—	311,101	311,101
Balance as of June 30, 2023	1,623,060	$163	$—	$(3,456,712)	$(3,456,549)

For the Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604
Net loss	—	—	—	(2,143)	(2,143)
Balance – March 31, 2022	1,437,500	144	24,856	(6,539)	18,461
Net loss	—	—	—	(5,027)	(5,027)
Balance – June 30, 2022	1,437,500	$144	$24,856	$(11,566)	$13,434

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$462,907	$(7,170)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,021,107)	—
Unrealized gain on investments held in Trust Account	(234,253)	—
Prepaid expenses	75,447	—
Accounts payable and accrued expenses	63,771	(47,940)
Franchise tax payable	5,800	—
Income tax payable	257,116	—
Deferred income tax asset	(90,077)	—
Net cash used in operating activities	(480,396)	(55,110)

Cash Flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	118,746	—
Net cash provided by investing activities	118,746	—

Cash Flows from financing activities:
Proceeds from promissory note- related party	370,000	100,000
Payment of deferred offering costs	—	(26,936)
Repayment of advance from related party	—	(300)
Net cash provided by financing activities	370,000	72,764

Net change in cash	8,350	17,654
Cash, beginning of the period	57,284	16,860
Cash, end of the period	$65,634	$34,514

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$8,958,759	$—
Redeemed common stock payable	$25,943,774	$—
Excise tax payable charged against retained earnings	$259,438	$—
Promissory notes issued for the tax paid by Sponsor	$79,780	$—
Promissory note issued to Bestpath for extension deposit into trust account	$210,000	$—
Other payable due to related party converted to promissory note	$99,846	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Initially, the Company had until 9 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 12 or 15 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $750,000 ($0.15 per Public Share or an aggregate of $1,500,000) on or prior to the date of the applicable deadline.

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for a period of three months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,774 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, Bestpath deposited $210,000 into the Trust Account to extend the Business Combination Period from July 6, 2023 to October 6, 2023. Accordingly, Aquaron now has until October 6, 2023, to complete its initial business combination.

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

Going Concern Consideration

As of June 30, 2023, the Company had $65,634 in cash and working capital deficit (excluding redeemed common stock payable to public stockholders, investments held in Trust Account, deferred underwriting fee payable, income tax and franchise tax payable as redemptions and taxes are paid out of the Trust Account) of $660,862. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5). On June 29, 2023, Bestpath provided a loan of $210,000 to the Company to fund the amount required to extend the Business Combination Period from July 6, 2023 to October 6, 2023.

The Company has until October 6, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by October 6, 2023 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $65,634 and $57,284 in cash and none in cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2023 and December 31, 2022, the Trust Account had balance of $56,767,844 and $55,421,229, respectively. The interests earned from the Trust Account totaled $1,021,107 and none for the six months ended June 30, 2023 and 2022, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was 21.19% and 0.00% for the three months ended June 30, 2023 and 2022, respectively and 26.52% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and the six months ended June 30, 2023 and 2022, due to non-deductible M&A costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$311,101	$(5,027)	$462,907	$(7,170)
Accretion of common stock to redemption value(1)	(4,823,547)	—	(8,958,759)	—
Net loss including accretion of common stock to redemption value	$(4,512,446)	$(5,027)	$(8,495,852)	$(7,170)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(3,463,913)	$(1,048,533)	$—	$(5,027)
Accretion of common stock to redemption value(1)	4,823,547	—	—	—
Allocation of net income (loss)	$1,359,634	$(1,048,533)	$—	$(5,027)

Denominator:
Basic and diluted weighted average shares outstanding	5,361,911	1,623,060	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.25	$(0.65)	$—	$(0.00)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(6,529,496)	$(1,966,356)	$—	$(7,170)
Accretion of common stock to redemption value(1)	8,958,759	—	—	—
Allocation of net income (loss)	$2,429,263	$(1,966,356)	$—	$(7,170)

Denominator:
Basic and diluted weighted average shares outstanding	5,389,546	1,623,060	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.45	$(1.21)	$—	$(0.01)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination. As of June 30, 2023, the Company recorded $8,958,759 accretion of common stock to redemption value for the six months ended June 30, 2023.

At June 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value - six months ended June 30, 2023	8,958,759
Redeemed common stock payable to public stockholders	(25,943,774)
Common stock subject to possible redemption- June 30, 2023	$30,586,448

Convertible Promissory Note

The Company elects an early adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for its convertible promissory notes as debt (liability) on the balance sheet. The Company’s assessment of the embedded conversion feature (see Note 5 - Related Party Transactions) considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity. The conversion feature of these promissory notes meets the definition of a derivative instrument. However, bifurcation of conversion feature from the debt host is not required because the conversion feature meets ASC 815 scope exception, as the promissory notes are convertible in shares of the Company’s common stock which is considered indexed to the Company’s own stock and classified in stockholders’ equity.

Recent Accounting Pronouncements

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

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor has the right to convert these promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding. As of June 30, 2023 and December 31, 2022, $549,626 and $0 were outstanding respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). As of June 30, 2023 and December 31, 2022, the amount due to related party was $0 and $99,846, respectively.

Promissory Note — Bestpath

On June 29, 2023, Bestpath provided a loan of $210,000 to the Company (“Bestpath Promissory Note”) to fund the three months fee to extend the Business Combination Period from July 6, 2023 to October 6, 2023. The Bestpath Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory note in 25,200 shares ($8.33 per share) of the Company common stock. As of June 30, 2023 and December 31, 2022, $210,000 and $0 were outstanding respectively, under the Bestpath Promissory Note.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 1,623,060 shares of common stock issued and outstanding (excluding 2,930,090 shares and 5,417,180 subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	56,767,844	56,767,844	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	55,421,229	55,421,229	—	—

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Extension Meeting

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for a period of 3 months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,774 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 30, 2023, Bestpath deposited $210,000 into the Trust Account to extend the Business Combination Period from July 6, 2023 to October 6, 2023. Accordingly, Aquaron now has until October 6, 2023, to complete its initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the inception through June 30, 2023 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $311,101, which consisted of loss of $272,568 derived from general and administrative expenses of $260,468, franchise tax expense of $12,100, income tax expense of $210,530 and deferred income tax benefit of $126,876, offset by unrealized gain on investments held in Trust Account of $21,872, and interest earned on investments held in Trust Account of $645,451. For the three months ended June 30, 2022, we had a net loss of $5,027, all of which were derived from general and administrative expenses.

For the six months ended June 30, 2023, we had net income of $462,907, which consisted of loss of $625,414 derived from general and administrative expenses of $601,314, franchise tax expense of $24,100, income tax expense of $257,116 and deferred income tax benefit of $90,077, offset by unrealized gain on investments held in Trust Account of $234,253, and interest earned on investments held in Trust Account of $1,021,107. For the six months ended June 30, 2022, we had a net loss of $7,170, all of which were derived from general and administrative expenses.

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

As of June 30, 2023, we had $65,634 in cash and working capital deficit (current assets less current liabilities, excluding investment held in Trust Account, deferred underwriting commissions payable and taxes payable) of $660,862. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

The Company has until October 6, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Promissory Note

The Company elects an early adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for its convertible promissory notes as debt (liability) on the balance sheet. The Company’s assessment of the embedded conversion feature (see Note 5 - Related Party Transactions) considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity. The conversion feature of these promissory notes meets the definition of a derivative instrument. However, bifurcation of conversion feature from the debt host is not required because the conversion feature meets ASC 815 scope exception, as the promissory notes are convertible in shares of the Company’s common stock which is considered indexed to the Company’s own stock and classified in stockholders’ equity.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the six months ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO and the definitive proxy statement filed with the SEC on June 9, 2023. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Dated: August 14, 2023	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)