Form 10-Q
period 2023-09-30
Aquaron Acquisition Corp.
filed 2023-11-14
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 4,553,150 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$3,835	$57,284
Prepaid expenses	70,846	222,346
Deferred income tax asset	114,673	—
Investments held in Trust Account	31,261,655	55,421,229
Total current assets	31,451,009	55,700,859
Total Assets	$31,451,009	$55,700,859

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Other payable – related party	$—	$99,846
Accounts payable and accrued expenses	201,177	140,075
Franchise tax payable	26,579	13,086
Income tax payable	295,129	51,753
Excise tax payable	259,438	—
Promissory note – related party	549,626	—
Promissory note – Bestpath	210,000	—
Deferred underwriting fee payable	2,525,896	2,525,896
Total current liabilities	4,067,845	2,830,656
Total Liabilities	4,067,845	2,830,656

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 and 5,417,180 shares issued and outstanding at redemption value as of September 30, 2023 and December 31, 2022, respectively	31,261,655	47,571,463

Stockholders’ Equity (Deficit)
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 and 5,417,180 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	163	163
Additional paid-in capital	—	5,138,905
(Accumulated deficit) Retained earnings	(3,878,654)	159,672
Total Stockholders’ Equity (Deficit)	(3,878,491)	5,298,740
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$31,451,009	$55,700,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$117,125	$121	$718,439	$7,291
Franchise tax expenses	10,300	—	34,400	—
Loss from operations	(127,425)	(121)	(752,839)	(7,291)

Interest earned on investment held in Trust Account	548,881	—	1,569,987	—
Unrealized gain on investments held in Trust Account	(100,867)	—	133,387	—
Income (loss) before income taxes	320,589	(121)	950,535	(7,291)

Income taxes provision	(91,920)	—	(349,036)	—
Deferred income taxes provision	24,596	—	114,673	—
Net income (loss)	$253,265	$(121)	$716,172	$(7,291)

Basic and diluted weighted average shares outstanding, redeemable common stock	2,930,090	—	4,557,671	—

Basic and diluted net income per share, redeemable common stock	$0.14	$—	$0.67	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,250,000 (1)	1,623,060	1,250,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.00)	$(1.44)	$(0.01)

(1)	Excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740
Accretion of common stock to redemption value	—	—	(4,135,212)	—	(4,135,212)
Net income	—	—	—	151,806	151,806
Balance as of March 31, 2023	1,623,060	$163	1,003,693	311,478	1,315,334
Accretion of common stock to redemption value	—	—	(1,003,693)	(3,819,853)	(4,823,546)
Excise tax liability	—	—	—	(259,438)	(259,438)
Net income	—	—	—	311,101	311,101
Balance as of June 30, 2023	1,623,060	$163	—	(3,456,712)	(3,456,549)
Accretion of common stock to redemption value	—	—	—	(675,207)	(675,207)
Net income	—	—	—	253,265	253,265
Balance as of September 30, 2023	1,623,060	$163	$—	$(3,878,654)	$(3,878,491)

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604
Net loss	—	—	—	(2,143)	(2,143)
Balance – March 31, 2022	1,437,500	144	24,856	(6,539)	18,461
Net loss	—	—	—	(5,027)	(5,027)
Balance – June 30, 2022	1,437,500	144	24,856	(11,566)	13,434
Net loss	—	—	—	(121)	(121)
Balance – September 30, 2022	1,437,500	$144	$24,856	$(11,687)	$13,313

(1)	Includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$716,172	$(7,291)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,569,987)	—
Unrealized gain on investments held in Trust Account	(133,387)	—
Prepaid expenses	151,500	—
Accounts payable and accrued expenses	61,102	—
Franchise tax payable	13,493	—
Income tax payable	323,156	—
Deferred income tax asset	(114,673)	—
Net cash used in operating activities	(552,624)	(7,291)

Cash Flows from investing activities:
Cash withdrawn from Trust Account to public stockholder redemption	25,943,774	—
Cash deposited into Trust Account	(210,000)	—
Cash withdrawn from Trust Account to pay taxes	129,175	—
Net cash provided by investing activities	25,862,949	—

Cash Flows from financing activities:
Proceeds from promissory note- related party	370,000	100,000
Proceeds from promissory note- Bestpath	210,000	—
Payment of public stockholder redemption	(25,943,774)	—
Payment of deferred offering costs	—	(93,294)
Repayment of advance from related party	—	(300)
Net cash provided by (used in) financing activities	(25,363,774)	6,406

Net change in cash	(53,449)	(885)
Cash, beginning of the period	57,284	16,860
Cash, end of the period	$3,835	$15,975

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs in accrued offering expenses	$—	$210,676
Accretion of common stock to redemption value	$9,633,966	$—
Excise tax payable charged against retained earnings	$259,438	$—
Promissory notes issued for the tax paid by Sponsor	$79,780	$—
Other payable due to related party converted to promissory note	$99,846	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 29, 2023 and October 3, 2023, Bestpath deposited $210,000 each time (totaling $420,000) into the Trust Account to extend the Business Combination Period from July 6, 2023 to January 6, 2024. Accordingly, Aquaron now has until January 6, 2024, to complete its initial business combination.

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

Going Concern Consideration

As of September 30, 2023, the Company had $3,835 in cash and working capital deficit (excluding investments held in Trust Account, deferred underwriting fee payable, excise tax payable, income tax and franchise tax payable as taxes are paid out of the Trust Account) of $886,122. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5). On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time (totaling $420,000) to the Company to fund the amount required to extend the Business Combination Period from July 6, 2023 to January 6, 2024.

The Company has until January 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by January 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,835 and $57,284 in cash and none in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2023 and December 31, 2022, the Trust Account had balance of $31,261,655 and $55,421,229, respectively. The interests earned from the Trust Account totaled $1,703,374 and none for the nine months ended September 30, 2023 and 2022, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was 26.09% and 0.00% for the three months ended September 30, 2023 and 2022, respectively, and 24.66% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and the nine months ended September 30, 2023 and 2022, due to non-deductible M&A costs. As of September 30, 2023, the Company had $114,673 deferred tax assets outstanding derived from startup/organization costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$253,265	$(121)	$716,172	$(7,291)
Accretion of common stock to redemption value(1)	(675,207)	—	(9,633,966)	—
Net loss including accretion of common stock to redemption value	$(421,942)	$(121)	$(8,917,794)	$(7,291)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(271,532)	$(150,410)	$—	$(121)
Accretion of common stock to redemption value(1)	675,207	—	—	—
Allocation of net income (loss)	$403,675	$(150,410)	$—	$(121)

Denominator:
Basic and diluted weighted average shares outstanding	2,930,090	1,623,060	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.14	$(0.09)	$—	$(0.00)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(6,575,981)	$(2,341,813)	$—	$(7,291)
Accretion of common stock to redemption value(1)	9,633,966	—	—	—
Allocation of net income (loss)	$3,057,985	$(2,341,813)	$—	$(7,291)

Denominator:
Basic and diluted weighted average shares outstanding	4,557,671	1,623,060	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.67	$(1.44)	$—	$(0.01)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination. As of September 30, 2023, the Company recorded $9,633,966 accretion of common stock to redemption value for the nine months ended September 30, 2023.

At September 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value - nine months ended September 30, 2023	9,633,966
Redeemed common stock payable to public stockholders	(25,943,774)
Common stock subject to possible redemption- September 30, 2023	$31,261,655

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

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor has the right to convert these promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding. As of September 30, 2023 and December 31, 2022, $549,626 and $0 were outstanding respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). As of September 30, 2023 and December 31, 2022, the amount due to related party was $0 and $99,846, respectively.

Promissory Note — Bestpath

On June 29, 2023, Bestpath provided a loan of $210,000 to the Company (“Bestpath Promissory Note”) to fund the three months fee to extend the Business Combination Period from July 6, 2023 to October 6, 2023. The Bestpath Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory note in 25,200 shares ($8.33 per share) of the Company common stock. As of September 30, 2023 and December 31, 2022, $210,000 and $0 were outstanding respectively, under the Bestpath Promissory Note.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 1,623,060 shares of common stock issued and outstanding (excluding 2,930,090 shares and 5,417,180 subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	31,261,655	31,261,655	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	55,421,229	55,421,229	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the unaudited condensed financial statements.

On October 3, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $210,000 (the “Note”) to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of $10.00 per unit.

On October 3, 2023, Bestpath deposited $210,000 into the Trust Account to extend the Business Combination Period from October 6, 2023 to January 6, 2024.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

On October 3, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $210,000 (the “Note”) to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of $10.00 per unit.

On October 3, 2023, Bestpath deposited $210,000 into the Trust Account to extend the Business Combination Period from October 6, 2023 to January 6, 2024. Accordingly, Aquaron now has until January 6, 2024 to complete its initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the inception through September 30, 2023 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had net income of $253,265, which consisted of loss of $127,425 derived from general and administrative expenses of $117,125, franchise tax expense of $10,300, income tax expense of $91,920 and deferred income tax benefit of $24,596, offset by unrealized loss on investments held in Trust Account of $100,867, and interest earned on investments held in Trust Account of $548,881. For the three months ended September 30, 2022, we had a net loss of $121, all of which were derived from general and administrative expenses.

For the nine months ended September 30, 2023, we had net income of $716,172, which consisted of loss of $752,839 derived from general and administrative expenses of $718,439, franchise tax expense of $34,400, income tax expense of $349,036 and deferred income tax benefit of $114,673, offset by unrealized gain on investments held in Trust Account of $133,387, and interest earned on investments held in Trust Account of $1,569,987. For the nine months ended September 30, 2022, we had a net loss of $7,291, all of which were derived from general and administrative expenses.

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

As of September 30, 2023, we had $3,835 in cash and working capital deficit (current assets less current liabilities, excluding investment held in Trust Account, deferred underwriting commissions payable and taxes payable) of $886,122. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

The Company has until January 6, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by January 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the nine months ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO and the definitive proxy statement filed with the SEC on June 9, 2023. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors, except the one below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated: November 14, 2023	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)