Form 10-K
period 2023-12-31
Aquaron Acquisition Corp.
filed 2024-05-03
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41470

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $30,560,838.70.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2024 was 4,553,150.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AQUARON ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

ITEM 1. BUSINESS

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

On October 6, 2022, we completed our initial public offering (“IPO”) of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor (as defined below) 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500.

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

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the business combination period for a period of 3 months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,773 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, October 4, 2023, January 3, 2024, February 2, 2024, March 1, 2024, April 2, 2024 and May 2, 2024, Bestpath deposited $210,000, $210,000, $70,000, $70,000, $70,000, $70,000 and $20,000, respectively, into the Trust Account to extend the amount of time it has available to complete a business combination. Accordingly, Aquaron now has until June 6, 2024 to complete its initial business combination.

On June 30, 2023, October 3, 2023, January 3, 2024, February 2, 2024, March 1, 2024, April 8, 2024 and May 2, 2024, the Company issued the unsecured promissory notes (the “Note”) in the principal amount of $210,000, $210,000, $70,000, $70,000, $70,000, $70,000 and $20,000, respectively, to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Notes does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of approximately $8.33 per share.

On February 28, 2024, we received a written notice (the “February Notice”) from the Listing Qualifications staff (the “Staff”) of Nasdaq, notifying us that it currently does not satisfy Listing Rule 5550(a)(3), which requires us to have at least 300 public holders (as defined in Listing Rule 5005(a)(36)) for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The February Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We are monitoring the number of its public holders and will consider options available to it to potentially achieve compliance. We submitted a plan to regain compliance with the Minimum Public Holders Rule on April 15, 2024. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the February Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to the Nasdaq Hearings Panel.

On April 19, 2024, we received a written notice (the “April Notice”) from the Staff, notifying us that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the SEC its Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We have 60 calendar days from the date of the April Notice, or until June 18, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If we submit a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-K, or until October 14, 2024, to regain compliance. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

U.S. Foreign Investment Regulations

Our Sponsor, Aquaron Investments LLC, a Delaware limited liability company, which is controlled by Mr. Yating Wang, a PRC resident and a non-U.S. person, currently owns an aggregate of 1,578,060 shares of common stock of the Company (including 268,765 shares underlying the Private Units) or 22.41% of our outstanding shares.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.41 per share (as of the June 7, 2023), and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We are currently contemplating the Mergers with Bestpath whose businesses are substantially based in mainland China, and potentially in the future, in other markets outside the U.S. As a result, we do not expect the Mergers to result in “control” of a “U.S. business” by a “foreign person.” under the CFIUS. Additionally, we do not expect the business of Aquaron to be deemed to have a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” under the regulations administered by CFIUS. If, however, we decide not to proceed with the Mergers with Bestpath, or the Mergers is terminated or abandoned and we have to pursue an alternative business combination, or if we inadvertently concluded about CFIUS or other regulatory review on the Mergers, the significant ties to non-U.S. persons will impact us in numerous aspects as mentioned above.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 6, 2024 (or as further extended if applicable) in order to be able to receive a pro rata share of the trust account.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination before June 6, 2024, without our stockholders’ approval of further extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event that they elected to extend the time to and deposited the applicable amount of money into trust, the insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ended December 31, 2023. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.235 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 515 Madison Avenue, 8th Floor, New York, NY 10022. The space is provided by our Sponsor for free. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders of Record

As of December 31, 2023, there were 4,553,150 of our shares of Common Stock issued and outstanding held by seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Extension Meetings

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for a period of 3 months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,773 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, October 4, 2023, January 3, 2024, February 2, 2024, March 1, 2024, April 2, 2024, and May 2, 2024, Bestpath deposited $210,000, $210,000, $70,000, $70,000, $70,000, $70,000 and $20,000 respectively, into the Trust Account to extend the amount of time it has available to complete a business combination. Accordingly, Aquaron now has until June 6, 2024 to complete its initial business combination.

On June 30, 2023, October 3, 2023, January 3, 2024, February 2, 2024, March 1, 2024, April 8, 2024 and May 2, 2024, the Company issued the unsecured promissory notes (the “Note”) in the principal amount of $210,000, $210,000, $70,000, $70,000, $70,000, $70,000 and $20,000, respectively, to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Notes does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of approximately $8.33 per share.

On April 30, 2024, we held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of approximately $23.5 million (or $11.04 per share) of the Company’s common stock were tendered for redemption.

Non-compliance with Nasdaq Listing Rules

On February 28, 2024, we received a written notice (the “February Notice”) from the Listing Qualifications staff (the “Staff”) of Nasdaq, notifying us that it currently does not satisfy Listing Rule 5550(a)(3), which requires us to have at least 300 public holders (as defined in Listing Rule 5005(a)(36)) for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The February Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We are monitoring the number of its public holders and will consider options available to it to potentially achieve compliance. We submitted a plan to regain compliance with the Minimum Public Holders Rule on April 15, 2024. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the February Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to the Nasdaq Hearings Panel.

On April 19, 2024, we received a written notice (the “April Notice”) from the Staff, notifying us that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the SEC its Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We have 60 calendar days from the date of the April Notice, or until June 18, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If we submit a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-K, or until October 14, 2024, to regain compliance. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the fiscal year ended December 31, 2023, we had a net income of $997,917, which consists of loss of $861,829 derived from general and administrative expenses of $832,906, franchise tax expense of $28,923 and income tax expense of $262,240 offset by unrealized gain on investments held in Trust Account of $141,556, and interest earned on investments held in Trust Account of $1,980,430.

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

As of December 31, 2023, we had $339 in cash and working capital deficit of $1,914,142. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination.

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, Bestpath provided a loan of $20,000 to the Company to fund the amount required to extend the Business Combination Period to June 6, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by June 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Management identified deficiencies in internal control over financial reporting relating to the classification of Investment held in Trust Account and Deferred underwriting fee payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, and concluded that the failure to properly classify such items constituted material weaknesses as defined in the SEC regulations. As such, management determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023.

We have taken a number of measures to remediate such material weaknesses; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2024.

Name	Age	Position
Yi Zhou	37	Chief Executive Officer, Chairwoman and President
Qingze Zhao	35	Chief Financial Officer and Director
Yanyan Lin	35	Independent Director
Yang Wang	45	Independent Director
Xiaoming Ma	32	Independent Director

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2023 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under Nasdaq’s listing standards. Yanyan Lin is the Chairperson of the Audit Committee. The board has determined that Yanyan Lin qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2023.

The members of the Nominating Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under NASDAQ’s listing standards. Yang Wang is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2023.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2024 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2024, we had 4,553,150 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of March 31, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Aquaron Investments LLC(2)	1,578,060	34.66%
Yi Zhou	10,000	* %
Qingze Zhao	10,000	* %
Yang Wang	5,000	* %
Yanyan Lin	15,000	* %
Xiaoming Ma	5,000	* %
All current directors and executive officers as a group (five individuals)	45,000	* %
Wolverine Asset Management, LLC(3)	239,083	5.25%
Karpus Investment Management(4)	246,250	5.41%
Walleye Capital LLC(5)	335,951	7.82%
RiverNorth Capital Management, LLC(6)	400,000	8.79%
Hudson Bay Capital Management LP(7)	450,000	6.39%
Polar Asset Management Partners Inc. (8)	325,000	7.14%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Aquaron Acquisition Corp., 515 Madison Avenue, 8th Floor, New York, NY 10022.

(2)	Aquaron Investments LLC, our sponsor, is controlled by Ms. Yating Wang.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 175 West Jackson Boulevard, Suite 340, Chicago, IL60604.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 315 Park Ave. South, New York, NY10010.

(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $97,602 and $249,821, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. Commencing in March 2022 and continuing through December 31, 2023, a UHY LLP related entity provided tax/non-attest related tax compliance services to the Company with respect to the Company’s Federal income tax returns for its fiscal year ended December 31, 2023 and 2022 and its Delaware annual franchise tax reports. The fees billed for these services were $7,085 and $4,932 for the year ended December 31, 2023 and 2022, respectively, including administrative fee and tax processing fee. The Company’s Audit Committee chairman approved the tax/non-attest services by signing a tax engagement letter executed on March 1, 2022. UHY LLP and the Company’s Audit Committee have concluded that such services do not impact UHY LLP’s independence.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the years ended December 31, 2023 and 2022.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 3, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
2.1	Agreement and Plan of Merger, dated March 23, 2023, by and among Aquaron Acquisition Corp., Bestpath (Shanghai) IoT Technology Co., Ltd., Bestpath Group Limited and Certain Other Parties (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.4	Amendment to the Amended and Restated Certificate of Incorporation of Aquaron Acquisition Corp. dated June 29, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 3, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation of Aquaron Acquisition Corp. dated April 30, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2024)
3.6	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.4	Rights Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.5	Unit Purchase Option, dated October 6, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2023)
10.1	Letter Agreements, dated October 3, 2022, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.2	Investment Management Trust Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.3	Stock Escrow Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)

10.4	Registration Rights Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.5	Indemnity Agreements, dated October 3, 2022, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.6	Subscription Agreement, dated October 3, 2022, by and between the Company and Aquaron Investments LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.7	Company Voting and Support Agreement dated March 23, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)
10.8	Sponsor Voting and Support Agreement dated March 23, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)
10.9	Form of Shareholders Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)
10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)
10.11*	Form of Promissory Note between the registrant and Aquaron Investments LLC
10.12*	Form of Promissory Note between the registrant and Bestpath IoT Technology Ltd.
10.13	Amendment to Investment Management Trust Agreement, dated June 29, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 3, 2023)
10.14	Amendment to Investment Management Trust Agreement, dated April 30, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2024)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy of Aquaron Acquisition Corp.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquaron Acquisition Corp.

Dated: May 3, 2024	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Zhou	Chief Executive Officer. President and Director	May 3, 2024
Yi Zhou	(Principal Executive Officer)

/s/ Qingze Zhao	Chief Financial Officer	May 3, 2024
Qingze Zhao	(Principal Accounting and Financial Officer)

/s/ Yanyan Lin	Director	May 3, 2024
Yanyan Lin

/s/ Yang Wang	Director	May 3, 2024
Yang Wang

/s/ Xiaoming Ma	Director	May 3, 2024
Xiaoming Ma

AQUARON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aquaron Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aquaron Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. the Company’s cash and working capital as December 31, 2023, are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Revision of Prior Period Financial Information

As discussed in Note 2 to the financial statements, the audited balance sheets as of October 6, 2022 and December 31, 2022, and the unaudited balance sheets as of March 31, 2023, June 30, 2023 and September 30, 2023 have been revised.

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

New York, New York

May 3, 2024

AQUARON ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets
Cash	$339	$57,284
Prepaid expenses	2,188	222,346
Total Current Assets	2,527	279,630

Noncurrent Assets
Deferred income tax asset	144,680	—
Investments held in Trust Account	31,960,267	55,421,229
Total Noncurrent Assets	32,104,947	55,421,229
Total Assets	$32,107,474	$55,700,859

Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current Liabilities
Other payable – related party	$97,052	$99,846
Accounts payable and accrued expenses	149,045	140,075
Franchise tax payable	18,495	13,086
Income tax payable	353,013	51,753
Excise tax payable	259,438	—
Promissory note – related party	549,626	—
Promissory note – Bestpath	490,000	—
Total Current Liabilities	1,916,669	304,760

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	4,442,565	2,830,656

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 and 5,417,180 shares issued and outstanding as of December 31, 2023 and 2022, respectively	31,960,268	47,571,463

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 and 5,417,180 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	163	163
Additional paid-in capital	—	5,138,905
(Accumulated deficit) Retained earnings	(4,295,522)	159,672
Total Stockholders’ (Deficit) Equity	(4,295,359)	5,298,740
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$32,107,474	$55,700,859

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022

General and administrative expenses	$832,906	$207,495
Franchise tax expenses	28,923	13,536
Loss from operations	(861,829)	(221,031)

Interest earned on investment held in Trust Account	1,980,430	259,976
Unrealized gain on investments held in Trust Account	141,556	176,876
Income before income taxes	1,260,157	215,821

Income taxes provision	(262,240)	(51,753)
Net income	$997,917	$164,068

Basic and diluted weighted average shares outstanding, redeemable common stock	4,149,786	1,267,233

Basic and diluted net income per share, redeemable common stock	$0.87	$1.57

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,482,770

Basic and diluted net loss per share, non-redeemable common stock	$(1.62)	$(1.24)

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740

Accretion of common stock to redemption value	—	—	(5,138,905)	(5,193,673)	(10,332,578)

Excise tax liability	—	—	—	(259,438)	(259,438)

Net income	—	—	—	997,917	997,917
Balance as of December 31, 2023	1,623,060	$163	$—	$(4,295,522)	$(4,295,359)

For the Year Ended December 31, 2022

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(4,396)	$20,604

Sale of public units in initial public offering	5,417,180	542	54,171,258	—	54,171,800

Sale of private placement units	268,765	27	2,687,627	—	2,687,654

Forfeiture of Insider Shares	(83,205)	(8)	8	—	—

Underwriter commissions	—	—	(2,708,590)	—	(2,708,590)

Offering costs	—	—	(1,465,333)	—	(1,465,333)

Reclassification of common stock subject to redemption	(5,417,180)	(542)	(44,010,561)	—	(44,011,103)

Accretion of common stock to redemption value	—	—	(3,560,360)	—	(3,560,360)

Net income for the year	—	—	—	164,068	164,068
Balance as of December 31, 2022	1,623,060	$163	$5,138,905	$159,672	$5,298,740

The accompanying notes are an integral part of these condensed financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$997,917	$164,068
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,980,430)	(259,976)
Unrealized gain on investments held in Trust Account	(141,556)	(176,876)
Deferred income tax benefit	(144,680)	—
Prepaid expenses	220,158	(222,346)
Accounts payable and accrued expenses	8,970	140,075
Franchise tax payable	5,409	13,086
Income tax payable	381,040	51,753
Net cash used in operating activities	(653,172)	(290,216)

Cash Flows from investing activities:
Purchase of investment held in Trust Account	—	(54,984,377)
Cash withdrawn from Trust Account to public stockholder redemption	25,943,773	—
Cash deposited into Trust Account	(490,000)	—
Cash withdrawn from Trust Account to pay taxes	129,175	—
Net cash provided by (used in) investing activities	25,582,948	(54,984,377)

Cash Flows from financing activities:
Proceeds from sale of public units through public offering	—	54,171,800
Proceeds from sale of private placement units	—	2,687,654
Proceeds from sale of unit purchase option	—	100
Proceeds from promissory note- related party	370,000	100,000
Proceeds from related party	97,052	99,546
Proceeds from promissory note- Bestpath	490,000	—
Payment of public stockholder redemption	(25,943,773)	—
Payment of underwriters’ commissions	—	(812,577)
Payment of deferred offering costs	—	(631,506)
Repayment of promissory note to related party	—	(300,000)
Net cash (used in) provided by financing activities	(24,986,721)	55,315,017

Net change in cash	(56,945)	40,424
Cash, beginning of the period	57,284	16,860
Cash, end of the period	$339	$57,284

Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$44,011,103
Allocation of offering costs to common stock subject to redemption	$—	$3,714,253
Deferred underwriting commissions	$—	$2,525,896
Accretion of common stock to redemption value	$10,332,579	$3,560,360
Excise tax payable charged against retained earnings	$259,438	$—
Income tax paid	$105,660	$—
Promissory notes issued for the tax paid by Sponsor	$79,780	$—
Other payable due to related party converted to promissory note	$99,846	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for a period of three months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,773 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited in the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to May 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024.  On May 2, 2024, Bestpath provided a loan of $20,000 to the Company to fund the amount required to extend the Business Combination Period to June 6, 2024. The Company issued an unsecured promissory note of $70,000 each time from January 2024 to May 2024 and $20,000 on May 2, 2024 to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of approximately $23.5 million (or $11.04 per share) of the Company’s common stock were tendered for redemption.

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

The Sponsor and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

Going Concern Consideration

As of December 31, 2023, the Company had $339 in cash and working capital deficit of $1,914,142. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. On February 8, 2023, February 23, 2023, March 31, 2023, and June 26, 2023, the Sponsor provided a loan of $100,000, $140,000, $130,000, and $79,780 (excluding $99,846 converted from amount due to related party), respectively, to be used, in part, for transaction costs related to the Business Combination (see Note 5). On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, Bestpath provided a loan of $20,000 to the Company to fund the amount required to extend the Business Combination Period to June 6, 2024.

The Company has until June 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by June 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Revision of Prior Period Financial Information

During the preparation of this Annual Report on Form 10-K, the Company determined that it had not appropriately classified two balance sheet accounts, Investments Held in Trust Account and Deferred Underwriting Commissions, under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Investments Held in Trust Account and Deferred Underwriting Commissions accounts were misclassified as current assets and current liabilities, respectively, on the balance sheets, resulting in misstatements of current and non-current assets accounts and current and non-current liabilities accounts.

In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Balance Sheet as of October 6, 2022 (IPO date), for the fiscal year ended December 31, 2022, and the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. Management revised the impacted Balance Sheets for the fiscal year ended December 31, 2022, and the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. Refer to Note 12 for revised annual and quarterly financial statements.

Note 3 — Summary of Significant Accounting Policies

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

Use of Estimates

In preparing of financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $339 and $57,284 in cash and none in cash equivalents as of December 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2023 and December 31, 2022, the Trust Account had balance of $31,960,267 and $55,421,229, respectively. The interests earned from the Trust Account totaled $2,121,986 and $436,852 for the year ended December 31, 2023 and 2022, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net income	$997,917	$164,068
Accretion of common stock to redemption value(1)	(10,332,578)	(3,560,360)
Net loss including accretion of common stock to redemption value	$(9,334,661)	$(3,396,292)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(6,710,181)	$(2,624,480)	$(1,565,050)	$(1,831,242)
Accretion of common stock to redemption value(1)	10,332,578	—	3,560,360	—
Allocation of net income (loss)	$3,622,397	$(2,624,480)	$1,995,310	$(1,831,242)

Denominator:
Basic and diluted weighted average shares outstanding	4,149,786	1,623,060	1,267,233	1,482,770
Basic and diluted net income (loss) per common stock	$0.87	$(1.62)	$1.57	$(1.24)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of December 31, 2023, the Company recorded $10,332,578 accretion of common stock to redemption value.

At December 31, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption- December 31, 2023	$31,960,268

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, 2023, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor has the right to convert these promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding. As of December 31, 2023 and December 31, 2022, $549,626 and $0 were outstanding respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). Additionally, the Sponsor provided work capital and paid certain expenses on behalf of the Company. As of December 31, 2023 and December 31, 2022, the amount due to related party was $97,052 and $99,846, respectively; of which $97,052 outstanding as of December 31, 2023 was subsequently converted to Promissory Note 5 (see Note 12).

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 and $210,000, respectively, to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. These funds were amounts required to extend the Business Combination Period to February 6, 2024. All three Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory note into shares of the Company common stock at approximately $8.33 per share. As of December 31, 2023 and December 31, 2022, $490,000 and $0 were outstanding respectively, under the Bestpath promissory notes.

Note 7 — Commitments and Contingency

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

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of December 31, 2023 and December 31, 2022, there were 1,623,060 shares of common stock issued and outstanding (excluding 2,930,090 shares and 5,417,180 subject to possible redemption as of December 31, 2023 and December 31, 2022, respectively).

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

Note 9 — Fair Value Measurements

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	31,960,267	31,960,267	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	55,421,229	55,421,229	—	—

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax asset (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	174,157	33,997
Amortization of startup cost	(2,897)	—
Unrealized gain on investments held in Trust Account	(29,727)	(37,144)
Total deferred tax asset (liability)	141,533	(3,147)
Valuation allowance	3,147	3,147
Deferred tax asset, net of allowance	$144,680	$—

The income tax provision consists of the following:

	For the year ended December 31,
	2023	2022
Federal
Current	$406,920	$51,753
Deferred	(144,680)	(4,071)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	4,071
Income tax provision	$262,240	$51,753

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2023	2022
Income at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Transaction costs	3.5%	4.9%
True up	(3.7)%	0.0%
Change in valuation allowance	0.0%	(1.9)%
	20.8%	24.0%

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $0 and $4,071 for the year ended December 31, 2023 and 2022, respectively.

The provisions for U.S. federal and state income taxes were $262,240 and $51,753 for the year ended December 31, 2023 and 2022, respectively. The Company’s tax returns for the years ended December 31, 2023 and 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 remain open and subject to examination.

Note 11 — Revision of Prior Period Financial Information

The following tables present the impact of the revision adjustments disclosed in Note 2 – Revision of Prior Period Financial Information, to the previously reported balance sheets as of October 6, 2022 (IPO date), for the fiscal year ended December 31, 2022, and quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. Other financial statements were not impacted.

AQUARON ACQUISITION CORP.

REVISED BALANCE SHEET

(AUDITED)

October 6, 2022

	Previously Reported	Adjustments	Revised
Assets
Current Assets:
Cash	$272,782	$—	$272,782
Prepaid expenses	274,784	—	274,784
Investments held in Trust Account	50,750,000	(50,750,000)	—
Total Current Assets	51,297,566	(50,750,000)	547,566

Investments held in Trust Account	—	50,750,000	50,750,000
Total Assets	$51,297,566	$—	$51,297,566

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current Liabilities
Other payable – related party	$9,233	$—	$9,233
Accounts payable and accrued expenses	70,635	—	70,635
Promissory note – related party	300,000	—	300,000
Deferred underwriting fee payable	2,331,375	(2,331,375)	—
Total Current Liabilities	2,711,243	(2,331,375)	379,868

Deferred underwriting fee payable	—	2,331,375	2,331,375
Total Liabilities	2,711,243	—	2,711,243

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding at redemption value	40,565,095	—	40,565,095

Stockholders’ Equity
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,693,750 shares issued and outstanding (excluding 5,000,000 shares subject to possible redemption	170	—	170
Additional paid-in capital	8,034,776	—	8,034,776
Accumulated deficit	(13,718)	—	(13,718)
Total Stockholders’ Equity	8,021,228	—	8,021,228
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$51,297,566	$—	$51,297,566

AQUARON ACQUISITION CORP.

REVISED BALANCE SHEET

(AUDITED)

December 31, 2022

	Previously Reported	Adjustments	Revised
Assets
Current Assets:
Cash	$57,284	$—	$57,284
Prepaid expenses	222,346	—	222,346
Investments held in Trust Account	55,421,229	(55,421,229)	—
Total Current Assets	55,700,859	(55,421,229)	279,630

Investments held in Trust Account	—	55,421,229	55,421,229
Total Assets	$55,700,859	$—	$55,700,859

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current Liabilities
Other payable – related party	$99,846	$—	$99,846
Accounts payable and accrued expenses	140,075	—	140,075
Franchise tax payable	13,086	—	13,086
Income tax payable	51,753	—	51,753
Deferred underwriting fee payable	2,525,896	(2,525,896)	—
Total Current Liabilities	2,830,656	(2,525,896)	304,760

Deferred underwriting fee payable	—	2,525,896	2,525,896
Total Liabilities	2,830,656	—	2,830,656

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,417,180 shares issued and outstanding at redemption value	47,571,463	—	47,571,463

Stockholders’ Equity
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,693,750 shares issued and outstanding (excluding 5,417,180 shares subject to possible redemption	163	—	163
Additional paid-in capital	5,138,905	—	5,138,905
Retained earnings	159,672	—	159,672
Total Stockholders’ Equity	5,298,740	—	5,298,740
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$55,700,859	$—	$55,700,859

AQUARON ACQUISITION CORP.

REVISED CONDENSED BALANCE SHEET

(UNAUDITED)

March 31, 2023

	Previously Reported	Adjustments	Revised
Assets
Current Assets:
Cash	$37,249	$—	$37,249
Prepaid expenses	222,125	—	222,125
Investments held in Trust Account	55,996,181	(55,996,181)	—
Total Current Assets	56,255,555	(55,996,181)	259,374

Investments held in Trust Account	—	55,996,181	55,996,181
Total Assets	$56,255,555	$—	$56,255,555

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current Liabilities
Other payable – related party	$99,846	$—	$99,846
Accounts payable and accrued expenses	220,666	—	220,666
Franchise tax payable	12,000	—	12,000
Income tax payable	98,339	—	98,339
Deferred income tax liability	36,799	—	36,799
Promissory note – related party	240,000	—	240,000
Deferred underwriting fee payable	2,525,896	(2,525,896)	—
Total Current Liabilities	3,233,546	(2,525,896)	707,650

Deferred underwriting fee payable	—	2,525,896	2,525,896
Total Liabilities	3,233,546	—	3,233,546

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,417,180 shares issued and outstanding at redemption value	51,706,675	—	51,706,675

Stockholders’ Equity
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,693,750 shares and 1,437,500 issued and outstanding at December 31, 2022 (excluding 5,417,180 shares subject to possible redemption)	163	—	163
Additional paid-in capital	1,003,693	—	1,003,693
Retained earnings	311,478	—	311,478
Total Stockholders’ Equity	1,315,334	—	1,315,334
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$56,255,555	$—	$56,255,555

AQUARON ACQUISITION CORP.

REVISED CONDENSED BALANCE SHEET

(UNAUDITED)

June 30, 2023

	Previously Reported	Adjustments	Revised
Assets
Current Assets:
Cash	$65,634	$—	$65,634
Prepaid expenses	146,899	—	146,899
Deferred income tax asset	90,077	—	90,077
Investments held in Trust Account	56,767,844	(56,767,844)	—
Total Current Assets	57,070,454	(56,767,844)	302,610

Investments held in Trust Account	—	56,767,844	56,767,844
Total Assets	$57,070,454	$—	$57,070,454

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$203,846	$—	$203,846
Franchise tax payable	18,886	—	18,886
Income tax payable	229,089	—	229,089
Exercise tax payable	259,438	—	259,438
Promissory note – related party	549,626	—	549,626
Promissory note – Bestpath	210,000	—	210,000
Deferred underwriting fee payable	2,525,896	(2,525,896)	—
Redeemed common stock payable to public stockholders	25,943,774	—	25,943,774
Total Current Liabilities	29,940,555	(2,525,896)	27,414,659

Deferred underwriting fee payable	—	2,525,896	2,525,896
Total Liabilities	29,940,555	—	29,940,555

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 shares issued and outstanding at redemption value	30,586,448	—	30,586,448

Stockholders’ Deficit
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 shares subject to possible redemption)	163	—	163
Accumulated deficit	(3,456,712)	—	(3,456,712)
Total Stockholders’ Deficit	(3,456,549)	—	(3,456,549)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$57,070,454	$—	$57,070,454

AQUARON ACQUISITION CORP.

REVISED CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2023

	Previously Reported	Adjustments	Revised
Assets
Current Assets:
Cash	$3,835	$—	$3,835
Prepaid expenses	70,846	—	70,846
Deferred income tax asset	114,673	—	114,673
Investments held in Trust Account	31,261,655	(31,261,655)	—
Total Current Assets	31,451,009	(31,261,655)	189,354

Investments held in Trust Account	—	31,261,655	31,261,655
Total Assets	$31,451,009	$—	$31,451,009

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$201,177	$—	$201,177
Franchise tax payable	26,579	—	26,579
Income tax payable	295,129	—	295,129
Exercise tax payable	259,438	—	259,438
Promissory note – related party	549,626	—	549,626
Promissory note – Bestpath	210,000	—	210,000
Deferred underwriting fee payable	2,525,896	(2,525,896)	—
Total Current Liabilities	4,067,845	(2,525,896)	1,541,949

Deferred underwriting fee payable	—	2,525,896	2,525,896
Total Liabilities	4,067,845	—	4,067,845

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 shares issued and outstanding at redemption value	31,261,655	—	31,261,655

Stockholders’ Deficit
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 shares subject to possible redemption)	163	—	163
Accumulated deficit	(3,878,654)	—	(3,878,654)
Total Stockholders’ Deficit	(3,878,491)	—	(3,878,491)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$31,451,009	$—	$31,451,009

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the condensed financial statements.

On January 4, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor), to be used, in part, for transaction costs related to the Business Combination. The Sponsor has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share at any time when these promissory notes remain outstanding.

On February 2, 2024, March 1, 2024, and April 8, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, Bestpath has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

On April 19, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the U.S. Securities and Exchange Commission (the “Commission”) its Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).

The Notice is a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The Company has 60 calendar days from the date of the Notice, or until June 18, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If the Company submits a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-K, or until October 14, 2024, to regain compliance. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The Company’s objective is to regain compliance with the listing requirement, and the Company currently intends to file the Form 10-K with the Commission as soon as it completes the preparation and review of its financial statements for the year ended December 31, 2023.

On April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of approximately $23.5 million (or $11.04 per share) of the Company’s common stock were tendered for redemption.

On May 2, 2024, Bestpath provided a loan of $20,000 to the Company to fund the amount required to extend the Business Combination Period to June 6, 2024. The Company issued an unsecured promissory note of $20,000 to Bestpath in exchange for Bestpath depositing such an amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.