Form 10-Q
period 2024-03-31
Aquaron Acquisition Corp.
filed 2024-08-01
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of August 1, 2024, there were 4,553,150 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets
Cash	$27,695	$339
Prepaid expenses	—	2,188
Total Current Assets	27,695	2,527

Noncurrent Assets
Deferred income tax asset	—	144,680
Investments held in Trust Account	32,492,503	31,960,267
Total Noncurrent Assets	32,492,503	32,104,947
Total Assets	$32,520,198	$32,107,474

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$—	$97,052
Accounts payable and accrued expenses	85,770	149,045
Franchise tax payable	29,294	18,495
Income tax payable	437,451	353,013
Excise tax payable	259,438	259,438
Promissory note – related party	788,626	549,626
Promissory note – Bestpath	630,000	490,000
Total Current Liabilities	2,230,579	1,916,669

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	4,756,475	4,442,565

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 2,930,090 shares issued and outstanding	32,492,503	31,960,268

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 2,930,090 shares subject to possible redemption)	163	163
Additional paid-in capital	—	—
Accumulated deficit	(4,728,943)	(4,295,522)
Total Stockholders’ Deficit	(4,728,780)	(4,295,359)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$32,520,198	$32,107,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$79,082	$340,846
Franchise tax expenses	10,800	12,000
Loss from operations	(89,882)	(352,846)

Interest earned on investments held in Trust Account	274,776	375,656
Unrealized gain on investments held in Trust Account	143,038	212,381
Income before income taxes	327,932	235,191

Income tax provision	(84,438)	(46,586)
Deferred income tax provision	(144,680)	(36,799)
Net income	$98,814	$151,806

Basic and diluted weighted average shares outstanding of redeemable common stock	2,930,090	5,417,180

Basic and diluted net income per share of redeemable common stock	0.09	0.20

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,623,060	1,623,060

Basic and diluted net loss per share of non-redeemable common stock	$(0.10)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Month Ended March 31, 2024

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	1,623,060	$163	$(4,295,522)	$(4,295,359)
Accretion of common stock to redemption value	—	—	(532,235)	(532,235)
Net income	—	—	98,814	98,814
Balance as of March 31, 2024	1,623,060	$163	$(4,728,943)	$(4,728,780)

For the Three Month Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740
Accretion of common stock to redemption value	—	—	(4,135,212)	—	(4,135,212)
Net income	—	—	—	151,806	151,806
Balance as of March 31, 2023	1,623,060	$163	$1,003,693	$311,478	$1,315,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$98,814	$151,806
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(274,776)	(375,656)
Unrealized gain on investments held in Trust Account	(143,038)	(212,381)
Deferred income tax expenses	144,680	36,799
Prepaid expenses	2,188	221
Accounts payable and accrued expenses	(63,276)	80,590
Franchise tax payable	10,799	(1,086)
Income tax payable	84,438	46,586
Net cash used in operating activities	(140,171)	(273,121)

Cash Flows from investing activities:
Cash deposited into Trust Account	(140,000)	—
Cash withdrawn from Trust Account to pay taxes	25,579	13,086
Net cash (used in) provided by investing activities	(114,421)	13,086

Cash Flows from financing activities:
Proceeds from promissory note- related party	141,948	240,000
Proceeds from promissory note- Bestpath	140,000	—
Net cash provided by financing activities	281,948	240,000

Net change in cash	27,356	(20,035)
Cash, beginning of the period	339	57,284
Cash, end of the period	$27,695	$37,249

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$532,235	$4,135,212
Other payable due to related party converted to promissory note	$97,052	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Aquaron Acquisition Corp. (“Aquaron” or the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on operating business in the new energy sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and investment gains from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Merger Agreement

On March 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Bestpath Merger Agreement”), with Bestpath (Shanghai) IoT Technology Co., Ltd. (轻程（上海）物联网科技有限公司), a PRC limited liability company (“Bestpath”) and several other parties. Subsequent to the signing of the Bestpath Merger Agreement, Bestpath undertook certain reorganization to consolidate and concentrate its business (the “Reorganization”). In light of the Reorganization, as agreed by the parties, the Bestpath Merger Agreement was terminated pursuant to Section 11.1 thereunder on July 12, 2024, to allow the parties to enter into a new business combination agreement to accommodate the Reorganization.

On July 12, 2024, Aquaron entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) HUTURE Ltd., a Cayman Islands exempted company (“Huture”), (ii) HUTURE Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Huture (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”).

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Huture (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Huture will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00. All capitalized terms used in this and preceding paragraphs and not defined shall have the meanings ascribed to them in the Agreement.

On June 28, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated October 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for a period of three months from July 6, 2023 to October 6, 2023, plus an option for the Company to further extend such date to January 6, 2024, and then on a monthly basis up to four times from January 6, 2024 to May 6, 2024 by depositing into the trust account $70,000 for each one-month extension. In connection with the stockholders’ vote at the special meeting, an aggregate of 2,487,090 shares with redemption value of approximately $25,943,773 (or $10.43 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath (Shanghai) IoT Technology Co., Ltd. (“Bestpath”, see Merger Agreement below) provided loans by depositing in the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. The Company issued an unsecured promissory note of $70,000 each time from January 2024 to April 2024 and $20,000 each time from May 2024 to July 2024 to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025 by depositing into the trust account $20,000 for each one-month extension. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of approximately $23.5 million (or $11.04 per share) of the Company’s common stock were tendered for redemption.

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

Going Concern Consideration

As of March 31, 2024, the Company had $27,695 in cash and working capital deficit of $2,202,884. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 which was repaid in October 2022. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the Business Combination (see Note 5). On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024.

The Company has until August 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by August 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of December 31, 2023, which was outstanding as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on May 3, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $27,695 and $339 in cash and none in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2024 and December 31, 2023, the Trust Account had balance of $32,492,503 and $31,960,267, respectively. The interests earned from the Trust Account totaled $417,814 and $588,037 for the quarter ended March 31, 2024 and 2023, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was 69.87% and 35.45% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to non-deductible M&A costs and the change of valuation allowance on the deferred tax assets. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $158,740 for the three months ended March 31, 2024. The Company’s net deferred tax assets are as follows:

	March 31,	December 31,
	2024	2023
Deferred tax asset (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	189,253	174,157
Amortization of startup cost	(3,621)	(2,897)
Unrealized gain on investments held in Trust Account	(30,038)	(29,727)
Total deferred tax asset (liability)	155,594	141,533
Valuation allowance	(155,594)	3,147
Deferred tax asset, net of allowance	$—	$144,680

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2024	2023
Net Income	$98,814	$151,806
Accretion of common stock to redemption value	(532,235)	(4,135,212)
Net loss including accretion of common stock to redemption value	$(433,421)	$(3,983,406)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(278,920)	$(154,501)	$(3,065,070)	$(918,336)
Accretion of common stock to redemption value(1)	532,235	—	4,135,212	—
Allocation of net income (loss)	$253,315	$(154,501)	$1,070,142	$(918,336)

Denominator:
Basic and diluted weighted average shares outstanding	2,930,090	1,623,060	5,417,180	1,623,060
Basic and diluted net income (loss) per common stock	$0.09	$(0.10)	$0.20	$(0.57)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of March 31, 2024, the Company recorded $532,235 accretion of common stock to redemption value.

At March 31, 2024, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption- December 31, 2023	31,960,268
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2024	532,235
Common stock subject to possible redemption- March 31, 2024	$32,492,503

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

Promissory Note — Related Party

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, 2023, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. The Sponsor has the right to convert these promissory notes into shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding. On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) (“Promissory Note 5”) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. The Sponsor has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share at any time when these promissory notes remain outstanding. Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. As of March 31, 2024 and December 31, 2023, $788,626 and $549,626 were outstanding, respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). Additionally, the Sponsor provided work capital and paid certain expenses on behalf of the Company. As of March 31, 2024 and December 31, 2023, the amount due to related party was $0 and $97,052, respectively; of which $97,052 was subsequently converted to Promissory Note 5 (see above).

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. On February 2, 2024 and March 1, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. These funds were amounts required to extend the Business Combination Period to February 6, 2024. All Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory notes into shares of the Company common stock at approximately $8.33 per share. As of March 31, 2024 and December 31, 2023, $630,000 and $490,000 were outstanding respectively, under the Bestpath promissory notes.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 1,623,060 shares of common stock issued and outstanding (excluding 2,930,090 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	32,492,503	32,492,503	—	—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	31,960,267	31,960,267	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the condensed financial statements.

On April 19, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the U.S. Securities and Exchange Commission (the “Commission”) its Form 10-K for the year ended December 31, 2023. The Company subsequently filed the Form-10K on May 3, 2024.

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

On April 8, 2024, May 2, 2024 and June 4, 2024, the Company issued an unsecured promissory note of $70,000, $20,000 and $20,000, respectively, to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The promissory notes do not bear interest and mature upon closing of a business combination by the Company. In addition, Bestpath has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

On May 22, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the Commission its Form 10-Q for the period ended March 31, 2024. The Company subsequently filed the Form 10-Q on August 1, 2024.

On July 12, 2024, Aquaron entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) HUTURE Ltd., a Cayman Islands exempted company (“Huture”), (ii) HUTURE Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Huture (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”).

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Huture (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Huture will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00. All capitalized terms used in this and preceding paragraphs and not defined shall have the meanings ascribed to them in the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on May 3, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023; as a result, the Company recorded $259,438 excise tax liability as of December 31, 2023, which was outstanding as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Recent Developments

As previously disclosed, Aquaron Acquisition Corp. entered into an Agreement and Plan of Merger (the “Bestpath Merger Agreement”) on March 23, 2023, with Bestpath (Shanghai) IoT Technology Co., Ltd. (轻程（上海）物联网科技有限公司), a PRC limited liability company (“Bestpath”) and several other parties. Subsequent to the signing of the Bestpath Merger Agreement, Bestpath undertook certain reorganization to consolidate and concentrate its business (the “Reorganization”). In light of the Reorganization, as agreed by the parties, the Bestpath Merger Agreement was terminated pursuant to Section 11.1 thereunder on July 12, 2024, to allow the parties to enter into a new business combination agreement to accommodate the Reorganization.

On July 12, 2024, Aquaron entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) HUTURE Ltd., a Cayman Islands exempted company (“Huture”), (ii) HUTURE Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Huture (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”). All capitalized terms used in this section and not defined shall have the meanings ascribed to them in the Agreement.

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Huture (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Huture will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers implies a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each SPAC UPO will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

Following the Closing and in addition to the Merger Consideration Shares, PubCo is entitled to (a) set up an equity incentive pool, representing 15% of the share capital of the PubCo on a post-Closing fully diluted basis, (b) issue an aggregate of up to10,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to Huture’s shareholders who hold Huture’s shares as of immediately prior to the effective time of the Initial Merger on a pro rata basis, and (c) issue an aggregate of up to 10,000,000 PubCo Ordinary Shares to eligible participants including directors, officers and employees of Huture under a share incentive plan to be established then (the “Earnout Incentive Plan”). The issuance of the Earnout Shares and the shares under the Earnout Incentive Plan will be subject to satisfaction of certain milestones (based on the achievement of certain targets of consolidated revenue for the fiscal year of 2024 and 2025).

Additional Agreements Executed in Connection With the Agreement

Huture Voting and Support Agreement

Concurrently with the execution of the Agreement, certain shareholders of Huture, representing more than fifty percent (50%) of the equity interests in Huture, have entered into a voting and support agreement with Huture, each of the Acquisition Entities and Aquaron, pursuant to which each such holder agrees to, among other things, vote in favor of the transactions contemplated by the Agreement. The Huture voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter. The sponsor voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

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

On April 19, 2024, we received a written notice (the “April Notice”) from the Staff, notifying us that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the SEC its Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We have 60 calendar days from the date of the April Notice, or until June 18, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If we submit a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-K, or until October 14, 2024, to regain compliance. We subsequently filed the Form 10-K on May 3, 2024.

On May 22, 2024, we received a written notice (the “May Notice”) from the Staff, notifying us that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the SEC its Form 10- Q for the period ended March 31, 2024 (the “Form 10-Q”). We have 60 calendar days from the date of the May Notice, or until July 22, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If we submit a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-Q, or until November 18, 2024, to regain compliance. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had net income of $98,814, which consists of loss of $89,882 derived from general and administrative expenses of $79,082, franchise tax expense of $10,800, income tax expense of $84,438 and deferred income tax expense of $144,680, offset by unrealized gain on investments held in Trust Account of $143,038, and interest earned on investments held in Trust Account of $274,776.

For the three months ended March 31, 2023, we had net income of $151,806, which consists of loss of $352,846 derived from general and administrative expenses of $340,846, franchise tax expense of $12,000, income tax expense of $46,586 and deferred income tax expense of $36,799, offset by unrealized gain on investments held in Trust Account of $212,381, and interest earned on investments held in Trust Account of $375,656.

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

As of March 31, 2024, the Company had $27,695 in cash and a working capital deficit of $2,202,884. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the Business Combination (see Note 5). On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 9, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024.

The Company has until August 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by August 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Actual results could materially differ from those estimates. We have not identified critical accounting estimates; we have identified the following critical accounting policies:

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

 Recent Accounting Standards

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC and the definitive proxy statement filed with the SEC on April 15, 2024. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Dated: August 1, 2024	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)