Form 10-Q
period 2024-06-30
Aquaron Acquisition Corp.
filed 2024-09-12
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 12, 2024, there were 4,553,150 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets
Cash	$211,470	$339
Prepaid income tax	65,528	—
Prepaid expenses	40,500	2,188
Total Current Assets	317,498	2,527

Noncurrent Assets
Deferred income tax asset	—	144,680
Investments held in Trust Account	8,913,411	31,960,267
Total Noncurrent Assets	8,913,411	32,104,947
Total Assets	$9,230,909	$32,107,474

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$89,958	$97,052
Accounts payable and accrued expenses	156,276	149,045
Franchise tax payable	16,500	18,495
Income tax payable	—	353,013
Excise tax payable	491,207	259,438
Promissory note – related party	800,626	549,626
Promissory note – Bestpath	740,000	490,000
Total Current Liabilities	2,294,567	1,916,669

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	4,820,463	4,442,565

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 805,352 shares and 2,930,090 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8,913,411	31,960,268

Stockholders’ Deficit
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 805,352 shares and 2,930,090 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively)	163	163
Additional paid-in capital	—	—
Accumulated deficit	(4,503,128)	(4,295,522)
Total Stockholders’ Deficit	(4,502,965)	(4,295,359)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$9,230,909	$32,107,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$120,396	$260,468	$199,478	$601,314
Franchise tax expenses	5,700	12,100	16,500	24,100
Loss from operations	(126,096)	(272,568)	(215,978)	(625,414)

Interest earned on investment held in Trust Account	360,417	645,451	635,193	1,021,107
Unrealized (loss) gain on investments held in Trust Account	(105,086)	21,872	37,952	234,253
Income before income taxes	129,235	394,755	457,167	629,946

Income taxes provision	(73,864)	(210,530)	(158,302)	(257,116)
Deferred income taxes benefit (provision)	—	126,876	(144,680)	90,077
Net income	$55,371	$311,101	$154,185	$462,907

Basic and diluted weighted average shares outstanding, redeemable common stock	1,832,698	5,361,911	2,381,394	5,389,546

Basic and diluted net (loss) income per share, redeemable common stock	$(0.09)	$0.25	$0.06	$0.45

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,623,060	1,623,060	1,623,060

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.13	$(0.65)	$0.01	$(1.21)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	1,623,060	$163	$(4,295,522)	$(4,295,359)
Accretion of common stock to redemption value	—	—	(532,235)	(532,235)
Net income	—	—	98,814	98,814
Balance as of March 31, 2024	1,623,060	$163	$(4,728,943)	$(4,728,780)
Accretion of common stock to redemption value	—	—	402,213	402,213
Excise tax liability	—	—	(231,769)	(231,769)
Net income	—	—	55,371	55,371
Balance as of June 30, 2024	1,623,060	$163	$(4,503,128)	$(4,502,965)

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	deficit)	(Deficit)
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740
Accretion of common stock to redemption value	—	—	(4,135,212)	—	(4,135,212)
Net income	—	—	—	151,806	151,806
Balance as of March 31, 2023	1,623,060	$163	1,003,693	311,478	1,315,334
Accretion of common stock to redemption value	—	—	(1,003,693)	(3,819,853)	(4,823,546)
Excise tax liability	—	—	—	(259,438)	(259,438)
Net income	—	—	—	311,101	311,101
Balance as of June 30, 2023	1,623,060	$163	$—	$(3,456,712)	$(3,456,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$154,185	$462,907
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(635,193)	(1,021,107)
Unrealized gain on investments held in Trust Account	(37,952)	(234,253)
Deferred income tax provision (benefit)	144,680	(90,077)
Changes in operating assets and liabilities:
Other payable-related party	89,958	—
Prepaid expenses	(38,312)	75,447
Accounts payable and accrued expenses	7,231	63,771
Franchise tax payable	(1,995)	5,800
Income tax payable	(418,541)	257,116
Net cash used in operating activities	(735,939)	(480,396)

Cash Flows from investing activities:
Cash deposited into Trust Account	(250,000)	—
Cash withdrawn from Trust Account to pay taxes	793,122	118,746
Cash withdrawn from Trust Account for public stockholder redemption	23,176,909	—
Net cash provided by investing activities	23,720,031	118,746

Cash Flows from financing activities:
Proceeds from promissory note- related party	153,948	370,000
Proceeds from promissory note- Bestpath	250,000	—
Payment of public stockholder redemption	(23,176,909)
Net cash (used in) provided by financing activities	(22,772,961)	370,000

Net change in cash	211,131	8,350
Cash, beginning of the period	339	57,284
Cash, end of the period	$211,470	$65,634

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$130,052	$4,135,212
Redeemed common stock payable	$—	$25,943,774
Excise tax payable charged against retained earnings	$231,769	$259,438
Promissory notes issued for the tax paid by Sponsor	$—	$79,780
Promissory note issued to Bestpath for extension deposit into trust account	$—	$210,000
Other payable due to related party converted to promissory note	$97,052	$99,846

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

As of June 30, 2024, the Company had not commenced any operations. All activities through June 30, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and investment gains from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations).

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

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath (Shanghai) IoT Technology Co., Ltd. (“Bestpath”, see Merger Agreement below) provided loans by depositing in the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024, and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. In return, the Company issued an unsecured promissory note of $70,000 each time from January 2024 to April 2024 and $20,000 each time from May 2024 to July 2024 to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On August 6, 2024 and September 4, 2024, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to October 6, 2024. In return, the Company issued an unsecured promissory note of $20,000 each time in August 2024 and September 2024 to Huture in exchange for Huture depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025 by depositing into the trust account $20,000 for each one-month extension. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of $23,176,909 (or approximately $10.91 per share) of the Company’s common stock were tendered for redemption.

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

Going Concern Consideration

As of June 30, 2024, the Company had $211,470 in cash and working capital deficit of $1,977,069. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000 which was repaid in October 2022. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the Business Combination (see Note 5). On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. On August 6, 2024 and September 4, 2024, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to October 6, 2024.

The Company has now until October 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by September 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, as well as delisting issue for non-compliance with Nasdaq Listing Rules, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $259,438 and $231,769 excise tax liability, respectively. Total excise tax liability of $491,207 was outstanding as of June 30, 2024. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s excise tax liability in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on May 3, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $211,470 and $339 in cash and none in cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2024 and December 31, 2023, the Trust Account had balance of $8,913,411 and $31,960,267, respectively. The interests earned from the Trust Account totaled $673,145 and $1,255,360 for the six months ended June 30, 2024 and 2023, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was 57.08% and 21.19% for the three months ended June 30, 2024 and 2023, respectively, and 66.25% and 26.52% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to non-deductible M&A costs and the change of valuation allowance on the deferred tax assets. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $158,740 and $205,367 for the three and six months ended June 30, 2024, respectively. The Company’s net deferred tax assets are as follows:

	June 30,	December 31,
	2024	2023
Deferred tax asset (liability)
Startup/Organization Expenses	$214,536	$174,157
Amortization of startup cost	(4,345)	(2,897)
Unrealized gain on investments held in Trust Account	(7,970)	(29,727)
Total deferred tax asset (liability)	202,221	141,533
Valuation allowance	(202,221)	3,147
Deferred tax asset, net of allowance	$—	$144,680

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$55,371	$311,101	$154,185	$462,907
Accretion of common stock to redemption value(1)	402,183	(4,823,547)	(130,052)	(8,958,759)
Net income (loss) including accretion of common stock to redemption value	$457,554	$(4,512,446)	$24,133	$(8,495,852)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$242,655	$214,899	$(3,463,913)	$(1,048,533)
Accretion of common stock to redemption value(1)	(402,183)	—	4,823,547	—
Allocation of net income (loss)	$(159,528)	$214,899	$1,359,634	$(1,048,533)

Denominator:
Basic and diluted weighted average shares outstanding	1,832,698	1,623,060	5,361,911	1,623,060
Basic and diluted net income (loss) per common stock	$(0.09)	$0.13	$0.25	$(0.65)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$14,352	$9,781	$(6,529,496)	$(1,966,356)
Accretion of common stock to redemption value(1)	130,052	—	8,958,759	—
Allocation of net income (loss)	$144,404	$9,781	$2,429,263	$(1,966,356)

Denominator:
Basic and diluted weighted average shares outstanding	2,381,394	1,623,060	5,389,546	1,623,060
Basic and diluted net income (loss) per common stock	$0.06	$0.01	$0.45	$(1.21)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of June 30, 2024, the Company recorded $130,052 accretion of common stock to redemption value.

At June 30, 2024, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption- December 31, 2023	31,960,268
Plus:
Accretion of carrying value to redemption value - six months ended June 30, 2024	130,052
Redeemed common stock payable to public stockholders	(23,176,909)
Common stock subject to possible redemption- June 30, 2024	$8,913,411

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

Promissory Note — Related Party

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, 2023, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. The Sponsor has the right to convert these promissory notes into shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding. On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) (“Promissory Note 5”) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. The Sponsor has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share at any time when these promissory notes remain outstanding. Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. As of June 30, 2024 and December 31, 2023, $800,626 and $549,626 were outstanding, respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). Additionally, the Sponsor provided work capital and paid certain expenses on behalf of the Company. As of June 30, 2024 and December 31, 2023, the amount due to related party was $89,958 and $97,052, respectively; of which $97,052 was subsequently converted to Promissory Note 5 (see above).

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. On February 2, 2024, March 1, 2024 and April 8, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. On May 2, 2024 and June 4, 2024, the Company issued an unsecured promissory note of $20,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. These funds were amounts required to extend the Business Combination Period to July 6, 2024. All Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory notes into shares of the Company common stock at approximately $8.33 per share. As of June 30, 2024 and December 31, 2023, $740,000 and $490,000 were outstanding respectively, under the Bestpath promissory notes.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of June 30, 2024 and December 31, 2023, there were 1,623,060 shares of common stock issued and outstanding (excluding 805,352 shares and 2,930,090 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	8,913,411	8,913,411	—	—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	31,960,267	31,960,267	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the condensed financial statements.

On July 8, 2024, the Company issued an unsecured promissory note of $20,000 to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the Business Combination Period to August 6, 2024. On August 6, 2024 and September 4, 2024, the Company issued an unsecured promissory note of $20,000 to Huture each time in exchange for the latter depositing such amount into the Company’s trust account in order to extend the Business Combination Period to October 6, 2024. The promissory notes do not bear interest and mature upon closing of a business combination by the Company. In addition, Bestpath and Huture have the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

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

On August 28, 2024, the Company received a written notice (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not regained compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on Nasdaq, trading of the Company’s common stock will be suspended at the opening of business on September 6, 2024 and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities (including the units, common stock, and rights) from listing and registration on Nasdaq, unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on September 4, 2024. The Letter also indicates that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended June 30, 2024, which serves as an additional basis for delisting the Company’s securities from The Nasdaq Capital Market in light of the Company’s non-compliance with Minimum Public Holders Rule. The Company requested an appeal and stay of the suspension in accordance with the Letter on September 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on May 3, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $259,438 and $231,769 excise tax liability as of December 31, 2023 and June 30, 2024, respectively. Total excise tax liability of $ 491,207 was outstanding as of June 30, 2024. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

On April 30, 2024, we held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of $23,176,909 (or approximately $10.91 per share) of the Company’s common stock were tendered for redemption.

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

On May 22, 2024, we received a written notice (the “May Notice”) from the Staff, notifying us that it currently does not satisfy Listing Rule 5250(c)(1), as a result of not having timely filed with the SEC its Form 10- Q for the period ended March 31, 2024 (the “Form 10-Q”). We have 60 calendar days from the date of the May Notice, or until July 22, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If we submit a plan to Nasdaq and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of the filing of the Form 10-Q, or until November 18, 2024, to regain compliance. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. We subsequently filed the Form 10-Q on August 1, 2024.

On August 28, 2024, we received a written notice (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not regained compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on Nasdaq, trading of the Company’s common stock would be suspended at the opening of business on September 6, 2024 and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities (including the units, common stock, and rights) from listing and registration on Nasdaq, unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on September 4, 2024. The Letter also indicates that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended June 30, 2024, which serves as an additional basis for delisting the Company’s securities from The Nasdaq Capital Market in light of the Company’s non-compliance with Minimum Public Holders Rule. The Company requested an appeal and stay of the suspension in accordance with the Letter on September 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024, we had net income of $55,371, which consisted of loss of $126,096 derived from general and administrative expenses of $120,396, franchise tax expense of $5,700, income tax expense of $73,864, offset by unrealized loss on investments held in Trust Account of $105,086, and interest earned on investments held in Trust Account of $360,417. For the three months ended June 30, 2023, we had net income of $311,101, which consisted of loss of $272,568 derived from general and administrative expenses of $260,468, franchise tax expense of $12,100, income tax expense of $210,530 and deferred income tax benefit of $126,876, offset by unrealized gain on investments held in Trust Account of $21,872, and interest earned on investments held in Trust Account of $645,451.

For the six months ended June 30, 2024, we had net income of $154,185, which consisted of loss of $215,978 derived from general and administrative expenses of $199,478, franchise tax expense of $16,500, income tax expense of $158,302 and deferred income tax expense of $144,680, offset by unrealized gain on investments held in Trust Account of $37,952, and interest earned on investments held in Trust Account of $635,193. For the six months ended June 30, 2023, we had net income of $462,907, which consisted of loss of $625,414 derived from general and administrative expenses of $601,314, franchise tax expense of $24,100, income tax expense of $257,116 and deferred income tax benefit of $90,077, offset by unrealized gain on investments held in Trust Account of $234,253, and interest earned on investments held in Trust Account of $1,021,107.

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

As of June 30, 2024, the Company had $211,470 in cash and a working capital deficit of $1,977,069. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $300,000. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the Business Combination (see Note 5). On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024, and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. On August 6, 2024 and September 4, 2024, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to October 6, 2024.

The Company has now until October 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by September 6, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 12, 2024	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)