Form 10-K
period 2024-12-31
Aquaron Acquisition Corp.
filed 2025-04-16
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 28, 2024, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $8,770,283.28.

The number of shares outstanding of the registrant’s shares of common stock as of April 15, 2025 was 2,428,412.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AQUARON ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and “Aquaron” and to “we,” “us,” and “our” refer to Aquaron Acquisition Corp.

Introduction

Aquaron Acquisition Corp. is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in the new energy sector. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the United States Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a variable interest entity (the “VIE”) structure.

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

Between February 2023 and March 2024, the Sponsor provided Aquaron with six unsecured, interest-free promissory notes totaling $849,626 (collectively, the “Sponsor Notes”) to support transaction costs related to a proposed business combination and for general working capital purposes. The Sponsor has the right to convert the Sponsor Notes into shares of Aquaron’s common stock—$549,626 of the notes are convertible at a fixed price of $10.00 per share, and the remaining $300,000 at approximately $8.33 per share. All Sponsor Notes are repayable upon the earlier of the consummation of a business combination or the liquidation of Aquaron. If the Sponsor elects to convert the notes in accordance with their terms, it will receive up to 90,962 shares of Aquaron’s common stock, which will be exchanged for PubCo Class A Ordinary Shares upon the closing of the Business Combination. In addition to the Sponsor Notes, Aquaron received additional funding from the Sponsor to cover its operational costs, resulting in an amount due to related party balance of $148,757 as of December 31, 2024, which remains unchanged as of the date of this Form 10-K.

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

Later on April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025 by depositing into the trust account $20,000 for each one-month extension. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of $23,176,909 (or approximately $10.91 per share) of the Company’s common stock were tendered for redemption. As of March 31, 2025, there was $9,361,505.81 in the Company’s trust account.

On June 30, 2023, October 3, 2023, January 3, 2024, February 2, 2024, March 1, 2024, April 8, 2024, May 2, 2024, June 4, 2024, and July 8, 2024, the Company issued unsecured promissory notes (the “Bestpath Notes”) in the principal amount of $210,000, $210,000, $70,000, $70,000, $70,000, $70,000, $20,000, $20,000, and $20,000, respectively, to Bestpath in exchange for Bestpath depositing these amounts into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Bestpath Notes do not bear interest and mature upon closing of a business combination by the Company. In addition, the Bestpath Notes may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of approximately $8.33 per share.

On August 6, 2024, September 4, 2024, October 2, 2024, November 5, 2024, December 4, 2024, January 5, 2025, February 5, 2025, March 6, 2025, and April 6, 2025, the Company issued unsecured promissory notes (the “Huture Notes”) to Huture (defined below) in nine separate payments of $20,000 each, totaling $180,000 in exchange for Huture depositing these amounts into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Huture Notes do not bear interest and mature upon closing of a business combination by the Company. In addition, the Huture Notes may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of approximately $8.33 per share. Aquaron has until May 6, 2025 to complete its initial business combination.

Non-compliance with Nasdaq Listing Rules

On February 28, 2024, we received a written notice (the “February Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that the company did not satisfy Listing Rule 5550(a)(3) which requires us to have at least 300 public holders (as defined in Listing Rule 5005(a)(36)) for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The February Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We later submitted a plan to regain compliance with the Minimum Public Holders Rule on April 15, 2024. Nasdaq accepted our plan and granted us an extension of up to 180 calendar days from the date of the February Notice to evidence compliance with the Minimum Public Holders Rule.

On April 19, 2024, we received a written notice (the “April Notice”) from the Staff, notifying us that the company did not satisfy Listing Rule 5250(c)(1) as a result of not having timely filed with the U.S. Securities and Exchange Commission (“SEC”) its Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We later filed the Form 10-K on May 3, 2024 and thus regained compliance with the Nasdaq Listing Rule 5250(c)(1).

On May 22, 2024, we received a written notice (the “May Notice”) from the Staff, notifying us that the company did not satisfy Listing Rule 5250(c)(1) as a result of not having timely filed with the SEC its Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”). We have 60 calendar days from the date of the May Notice, or until July 22, 2024, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). We later submitted a plan to Nasdaq and Nasdaq accepted the plan and granted an exception of up to 180 calendar days from the due date of the filing of the Form 10-Q, or until November 18, 2024, to regain compliance. We subsequently filed the Form 10-Q on August 1, 2024.

On August 28, 2024, we received a written notice (the “Letter”) from the Nasdaq indicating that, because the Company has not regained compliance with the Minimum Public Holders Rule, trading of the Company’s common stock would be suspended at the opening of business on September 6, 2024 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities (including the units, common stock, and rights) from listing and registration on Nasdaq, unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on September 4, 2024. The Letter also indicates that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended September 30, 2024, which serves as an additional basis for delisting the Company’s securities from The Nasdaq Capital Market in light of the Company’s non-compliance with Minimum Public Holders Rule. The Company requested an appeal and stay of the suspension in accordance with the Letter on September 4, 2024. We subsequently filed the Form 10-Q on September 12, 2024, and received a formal compliance determination from the Staff on September 27, 2024.

On November 4, 2024, the Company received a decision letter from the Nasdaq Hearings Panel (“Panel”) granting the Company’s request to continue its listing on Nasdaq, subject to the condition that, on or before February 24, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5505. This decision follows the Company’s hearing before the Panel on October 17, 2024, regarding its non-compliance with Minimum Public Holders Rule.

On November 20, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the Company failed to maintain a minimum Market Value of Listing Securities (MVLS) of $35 million for at least 30 consecutive business days, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq further stated that in accordance with Listing Rule 5810(c)(3)(C), the Company has a compliance period of 180 calendar days, or until May 19, 2025, to regain compliance with the MVLS Rule. Nasdaq will deem the Company to have regained compliance if at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days. If the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting, and at that time the Company may appeal the delisting determination to a hearing panel.

On March 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq stating that the Panel has determined to delist the Company’s common stock from the Nasdaq Capital Market, and Nasdaq will accordingly suspend trading in the Company’s securities, effective at the opening of trading on March 7, 2025, because the Company has not demonstrated compliance with the Rule.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). The Company determined not to request a review of the delisting determination by the Listing Counsel and expects that a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq.

Nasdaq suspended trading in our common stock on March 7, 2025. Our shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

Business Combination

Merger Agreement

On March 23, 2023, we entered into an Agreement and Plan of Merger (the “Bestpath Merger Agreement”) with Bestpath and several other parties. Subsequent to the signing of the Bestpath Merger Agreement, Bestpath undertook certain reorganization to consolidate and concentrate its business (the “Reorganization”). In light of the Reorganization, as agreed by the parties, the Bestpath Merger Agreement was terminated pursuant to Section 11.1 thereunder on July 12, 2024, to allow the parties to enter into a new business combination agreement to accommodate the Reorganization.

On July 12, 2024, Aquaron entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with (i) HUTURE Ltd., a Cayman Islands exempted company (“Huture” or “Holdco”), (ii) HUTURE Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Huture (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Huture (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Huture will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding Aquaron unit will be automatically detached; (iii) each unredeemed outstanding share of Aquaron’s common stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding Aquaron’s Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each Aquaron’s underwriter’s purchase option (the “UPO”) will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

Following the Closing and in addition to the Merger Consideration Shares, PubCo shall

1.	issue an aggregate of up to 10,000,000 PubCo Ordinary Shares (which shall be equitably adjusted for share subdivisions, share consolidations, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction) as the Earn-out Shares to the Holdco shareholders who hold Holdco Shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis, upon each of the occurrences of the PubCo’s reporting of its consolidated revenue being no less than RMB60,000,000 for the fiscal year ended on December 31, 2024 and the PubCo’s reporting of its consolidated revenue being no less than RMB100,000,000 for the fiscal year ended on December 31, 2025;

2.	be entitled to set up an equity incentive pool, representing 15% of the share capital of the PubCo on a post-Closing fully diluted basis, for the purpose of administration of share incentive awards to be granted to eligible participants including directors, officers, employees and consultants of the Combined Company under a share incentive plan to be adopted by resolution of the PubCo’s board of directors or any committee appointed for this purpose by the PubCo’s board of directors; and

3.	upon the occurrence of each Earn-out Event, issue an additional 5,000,000 PubCo Ordinary Shares (which number shall be appropriately adjusted) to eligible participants including directors, officers and employees of the Combined Company under a share incentive plan to be adopted by resolution of the PubCo’s board of directors or any committee appointed for this purpose by the PubCo’s board of directors.

Representations and Warranties

In the Merger Agreement, Holdco makes certain representations and warranties (with certain exceptions set forth in Holdco’s disclosure schedule) with respect to Holdco (collectively with its subsidiaries, “Holdco Group”) and the Acquisition Entities, including matters relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) absence of conflicts; (d) capital structure and validity of share issuance; I accuracy of charter documents and corporate records; (f) required consents and approvals; (g) financial information; (h) absence of certain changes or events; (i) title to assets and properties; (j) litigation; (k) material contracts; (l) licenses and permits; (m) compliance with laws, including those relating to foreign corrupt practices and money laundering; (n) ownership of intellectual property; (o) customers and suppliers; (p) employment and labor matters; (q) ownership of real property; I taxes matters; (s) environmental matters; (t) that Holdco is not an investment company; (u) privacy and data protection; (v) no alternative transactions, (w) brokers and finders, and (x) other customary representations and warranties.

In the Merger Agreement, Aquaron makes certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) absence of conflicts; (d) capital structure and validity of share issuance; I trust fund amount; (f) validity of Nasdaq Stock Market listing; (g) SEC filing requirements and financial statements; (h) compliance with laws, including those relating to money laundering; (i) that SPAC is not an investment company; (j) taxes matters; material contracts; (k) no alternative transactions; brokers and finders, and (l) other customary representations and warranties.

Conduct Prior to Closing; Covenants

Each of Holdco and SPAC has agreed to, and agreed to cause their respective subsidiaries to, use commercially reasonable efforts to, conduct their respective business only in the ordinary course consistent with past practice, prior to the Closing, and not to take certain specified actions without the prior written consent of the other party.

The Merger Agreement also contains covenants providing for:

●	each party providing access to their books and records and providing information relating to their respective business to the other party, its legal counsel and other representatives;

●	each party having obligation to promptly notify the other party for notices and other communications it has received in relation to certain matters of the transactions contemplated under the Merger Agreement;

●	Aquaron to make appropriate arrangements with respect to the funds in its trust account;

●	exculpation, indemnification, advancement of expenses, and insurance arrangement in favor of directors and officers of Aquaron and the Holdco Group;

●	parties’ cooperation in making filings with the SEC; and

●	that Holdco may, at its sole discretion, select to pay certain amounts to extend the time Aquaron has to complete a business combination under certain circumstances and if necessary.

Holdco also agrees that it shall use commercially reasonable efforts to enter into definitive agreements to raise additional investment.

Conditions to Closing

Each party may elect to waive conditions to its obligations to consummate the Closing in accordance with the Merger Agreement to the extent it would still be legally permissible to proceed with the Business Combination. For example, if SPAC stockholders do not approve the Business Combination it cannot be consummated. However, while it is a condition to closing that the shares be approved for trading on Nasdaq, if such listing could not be obtained, the parties could decide to proceed with the Business Combination and waive this condition. If the Closing occurs, all conditions to a party’s obligations to consummate the Closing that have not been fully satisfied as of the Closing will be deemed to have been waived by such party.

General Conditions

Consummation of the transactions under this Merger Agreement is conditioned on, among other things, (i) the absence of any applicable Law or prohibiting the transactions; (ii) the Form F-4 having been declared effective by the SEC; (iii) each of the additional agreements described in the Merger Agreement having been entered into, provided that no less than 95% of the Closing Payment Shares shall be subject to the Company Shareholders Lock-up Agreement (see below); and (iv) the requisite approval of the stockholders of Aquaron and Holdco having been obtained.

Aquaron’s Conditions

The obligation of Aquaron to consummate the Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	Holdco Group complying with all of the obligations under the Merger Agreement in all material respects;

●	the Fundamental Representations of Holdco being true and correct in all material respects and representations of Holdco other than the Fundamental Representations being true and correct except to the extent that would not, in the aggregate, have a Material Adverse Effect;

●	there having been no Material Adverse Effect on the business of Holdco; and

●	The requisite third party consents and governmental approvals having been obtained, and no such consent shall have been revoked, except as would not reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect.

Holdco’s Conditions

The obligation of Holdco to consummate the  Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	Aquaron complying with all of their obligations under the Merger Agreement in all material respects;

●	disregarding all materiality qualifiers, the representations and warranties of Aquaron being true and correct except to the extent that would not, in the aggregate, have a Material Adverse Effect;

●	there having been no Material Adverse Effect on Aquaron;

●	Aquaron complying with the applicable reporting requirements under the Securities Act and Exchange Act;

●	Aquaron shall have completed its share redemption in accordance with the Merger Agreement and its proxy statement; and

●	Aquaron shall remain listed on Nasdaq and the additional listing application for the Merger Consideration Shares shall have been approved by Nasdaq.

Termination

The Merger Agreement may be terminated as follows:

●	in the event the Closing has not occurred by October 6, 2025, by Aquaron or Holdco, provided that the party seeking to terminate this Merger Agreement has not committed any material breach; or

●	in the event Aquaron or Holdco has committed any material breach and such breach is not cured within fifteen (15) days following receipt of a notice of breach from the other party, the non-breaching party may terminate this Merger Agreement by giving notice to the other party.

Additional Agreements Executed in Connection with the Agreement

Huture Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of Huture, representing more than fifty percent (50%) of the equity interests in Huture, have entered into a voting and support agreement with Huture, each of the Acquisition Entities and Aquaron, pursuant to which each such holder agrees to, among other things, vote in favor of the transactions contemplated by the Merger Agreement. The Huture voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

Sponsor Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Sponsor has entered into and delivered a support agreement, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Merger Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter. The sponsor voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

Additional Agreements to be Executed at Closing

In addition to the Merger Agreement, the following agreements will be entered into in connection with the Closing.

Shareholders Lock-Up Agreement

Certain Holdco Shareholders will enter into an agreement with the PubCo, to be effective as of the Closing, pursuant to which at least ninety-five percent (95%) of the Merger Consideration Shares shall be subject to a lock-up in accordance with the terms and conditions thereunder.

Registration Rights Agreement

In connection with the transactions, PubCo shall enter into an amended and restated registration rights agreement with certain Holdco shareholders and the initial stockholders of Aquaron to provide for the registration of the PubCo Ordinary Shares.

Financial Advisory Agreement

According to the financial advisory agreement dated January 17, 2025, between Aquaron and Arbor Lake Investment Limited (“Arbor Lake”), Arbor Lake was retained by Aquaron to provide certain capital markets advisory services and introduce potential PIPE investors to the latter in connection with the latter’s business combination with Huture. As compensation for these services, Arbor Lake will be paid entirely in PubCo Class A Ordinary Shares, calculated as follows: (x) 1.5% of the PubCo Ordinary Shares received by the Holdco shareholders in connection with the Mergers; and (y) a percentage of PubCo Ordinary Shares received by the Holdco shareholders in connection with the Mergers for introducing PIPE investors, determined by dividing the funds introduced by Arbor Lake by $25 million and multiplying the result by 1.5%.

U.S. Foreign Investment Regulations

Our Sponsor, Aquaron Investments LLC, a Delaware limited liability company, which is controlled by Mr. Yating Wang, a PRC resident and a non-U.S. person, currently owns an aggregate of 1,578,060 shares of common stock of the Company (including 268,765 shares underlying the Private Units) or 22.41% of our outstanding shares.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive up to $11.62 per share (based on the trust account balance as of March 31, 2025, including interest and prior to the payment of taxes), and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We are currently contemplating the Mergers with Huture whose businesses are substantially based in mainland China, and potentially in the future, in other markets outside the U.S. As a result, we do not expect the Mergers to result in “control” of a “U.S. business” by a “foreign person.” under the CFIUS. Additionally, we do not expect the business of Aquaron to be deemed to have a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” under the regulations administered by CFIUS. If, however, we decide not to proceed with the Mergers with Huture, or the Mergers is terminated or abandoned and we have to pursue an alternative business combination, or if we inadvertently concluded about CFIUS or other regulatory review on the Mergers, the significant ties to non-U.S. persons will impact us in numerous aspects as mentioned above.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. As we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We have structured the business combination with Huture so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests in Huture. If we are unable to consummate the business combination with Huture and have to identify another target business or businesses, we may, however, structure our initial business combination such that the post-business combination company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until May 6, 2025 (or as further extended if applicable) in order to be able to receive a pro rata share of the trust account.

Our insiders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender offer in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would not need any of our public shares to be voted in favor of the transaction in order to have such transaction approved.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination before May 6, 2025, without our stockholders’ approval of further extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event that they elected to extend the time to and deposited the applicable amount of money into trust, the insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders and Chardan Capital Markets, LLC (“Chardan”) have agreed to waive any redemption rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the required combination period, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States Generally Accepted Accounting Principles (GAAP) or International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB). A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ended December 31, 2024. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.235 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Our securities were suspended from trading and delisted from Nasdaq on March 7, 2025, following receipt of a delisting determination letter from Nasdaq on March 6, 2025. This could have significant material adverse consequences on us and our securities, including that it will negatively impact our ability to complete a business combination, will limit investors’ ability to make transactions in our securities and could subject us to additional trading restrictions.

On March 6, 2025, the Company received a determination letter (the “Delisting Notification”) from Nasdaq stating that the Panel has determined to delist the Company’s securities from the Nasdaq Capital Market, and Nasdaq will accordingly suspend trading in the Company’s securities, effective at the opening of trading on March 7, 2025, because the Company has not demonstrated compliance with the Rule.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). The Company determined not to request a review of the delisting determination by the Listing Counsel and expects that a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq.

Nasdaq suspended trading in our securities on March 7, 2025. Our shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

In addition, in connection with any initial business combination, we would be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time, particularly if we are no longer listed on a stock exchange.

As our securities have been delisted from Nasdaq, we and our securities are currently facing significant material adverse consequences, including:

●	being less attractive to potential business combination targets and therefore making it more difficult for us to complete an initial business combination;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	a limited availability of market quotations for our securities, even if our securities were to be quoted on an over-the-counter market;

●	reduced liquidity and demand for our securities;

●	determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and could result in a further reduced level of trading activity in the secondary trading market for our securities;

●	greater difficulty and cost at being able to satisfy Nasdaq’s initial listing requirements for the post-business combination company;

●	our securities no longer qualifying as “covered securities” under the National Securities Markets Improvement Act of 1996 (“NSMIA”), meaning that sales of our securities would be subject to regulation in each state in which that sale occurs, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination or to otherwise issue additional securities or obtain additional financing in the future and could negatively impact the ability of our security holders to trade, and result in further reduced liquidity and demand for, our securities; and

●	a limited amount of news and analyst coverage.

Our securities were delisted from Nasdaq on March 7, 2025, and we do not believe it is possible for Aquaron to be able to regain compliance with the continued listing requirements of Nasdaq or otherwise get listed on Nasdaq again prior to the Closing. As a result, we will not be able to meet one of the closing conditions set forth in the Merger Agreement. This particular condition, which is waivable, requires that Aquaron remain listed on Nasdaq and not receive any written notice from Nasdaq indicating that it has failed, or is likely to fail, to meet listing requirements as of the closing date. If such a notice has been issued, it must be withdrawn by Nasdaq or otherwise remedied to Nasdaq’s satisfaction before Closing. We intend to seek a waiver of this condition from Huture; however, there can be no assurance that the waiver will be granted. If we are unable to secure the waiver, we may be unable to complete the business combination with Huture.

Additionally, under the Merger Agreement, one of the conditions to closing is the listing by Nasdaq of the PubCo ordinary shares and satisfaction of initial and continued listing requirement. As a result of such delisting, PubCo may face increased difficulties and uncertainties in meeting the initial and continued listing requirement of Nasdaq, such as the requirements as to the market value of unrestricted publicly held shares and market value of listed securities. Approval of listing by Nasdaq of the PubCo ordinary shares as well as the satisfaction of initial and continued listing requirements of Nasdaq are conditions to the consummation of the business combination, and as of the date of this Form 10-K, we still expect PubCo to be able to satisfy such conditions, and we do not expect to seek a waiver or amendment of these closing conditions. Nevertheless, as a result of the delisting of Aquaron’s securities by Nasdaq, PubCo may face increased uncertainties as to its ability to successfully consummate the business combination.

Aquaron may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

Our sponsor, Aquaron Investments LLC, a Delaware limited liability company, which is controlled by Mr. Yating Wang, a PRC resident and a non-U.S. person, currently owns an aggregate of 1,578,060 shares of common stock of Aquaron (including 268,765 shares underlying the Private Units) or 64.98% of SPAC Common Stock.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because Aquaron may be considered a “foreign person” under such rules and regulations, any proposed business combination between Aquaron and a U.S. business engaged in a regulated industry or which may affect national security, Aquaron could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if Aquaron’s potential business combination falls within CFIUS’s jurisdiction, Aquaron may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay Aquaron’s initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order Aquaron to divest all or a portion of a U.S. business of the combined company if Aquaron had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with Aquaron or prevent Aquaron from pursuing certain initial business combination opportunities that Aquaron believes would otherwise be beneficial to Aquaron and its stockholders. As a result, the pool of potential targets with which Aquaron could complete an initial business combination may be limited and Aquaron may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because Aquaron has only limited time to complete its initial business combination, its failure to obtain any required approvals within the requisite time period may require Aquaron to liquidate. If Aquaron liquidates, its rights will expire worthless. This will also cause Aquaron’s stockholders to lose any potential investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

Aquaron is currently contemplating the Business Combination with Holdco whose businesses are substantially based in mainland China, and potentially in the future, in other markets outside the U.S. As a result, Aquaron does not expect the Business Combination to result in “control” of a “U.S. business” by a “foreign person” under the CFIUS. Additionally, Aquaron does not expect the Holdco’s business to be deemed to have a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” under the regulations administered by CFIUS. If, however, Aquaron decides not to proceed with the Business Combination with Holdco, or the Business Combination is terminated or abandoned and Aquaron has to pursue an alternative business combination, or if Aquaron inadvertently concluded about CFIUS or other regulatory review on the Business Combination, the significant ties to non-U.S. persons will impact us in numerous aspects as mentioned above.

Our public stockholders’ exercise of redemption rights with respect to a large number of public shares in the previous redemptions and upcoming redemption may affect our ability to complete an initial business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public stockholders of SPACs at the time of a stockholders meeting that approves an amendment to the charter of the SPAC or the initial business combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial business combination.

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

Later on April 30, 2024, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025 by depositing into the trust account $20,000 for each one-month extension. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of $23,176,909 (or approximately $10.91 per share) of the Company’s common stock were tendered for redemption, reducing the number of outstanding public shares to 805,352. As of March 31, 2025, there was $9,361,505.81 in the Company’s trust account.

On April 14, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual meeting of our stockholders to, among other things, seek an extension of the Combination Period from May 6, 2025 to May 6, 2026.

Due to the high rates of redemptions of public shares in connection with stockholder votes on extensions or business combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial business combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsors or our other stockholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a business combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial business combination, our public stockholders may only receive approximately $11.62 per public share on the liquidation of our trust account (before taxes payable and up to $50,000 of interest to pay dissolution expenses, as of March 31, 2025), and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.62 (before taxes payable and up to $50,000 of interest to pay dissolution expenses, as of March 31, 2025) per public share on the redemption of their public shares.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial business combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change.  There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

In addition, the United States has in the past imposed additional import tariffs on specified products imported from China. As a result, China has responded by imposing retaliatory tariffs on goods exported from the United States. Although Aquaron is not subject to any of those tariff measures, the proposed tariffs may adversely affect the economic growth in China and other markets as well as the financial condition of Huture and its subsidiaries. With the potential decrease in the spending powers of Huture’s target clients, we cannot guarantee that there will be no negative impact on its operations. In addition, the current and future actions or escalations by either United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our and Huture’s business, financial condition and results of operations, and we cannot provide any assurance as to whether such actions will occur or the form that they may take. Amid the ongoing tariff war between the United States and China as of the date of this Form 10-K, the Trump administration might proceed toward a removal of Chinese companies from American stock exchanges. PubCo, upon closing, is expected to be listed on the Nasdaq. PubCo Ordinary Shares may be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States, which will materially and adversely affect the value of your investment.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable.

Our liability insurance for our directors and officers expired on January 4, 2024 and we haven’t renewed the insurance. There can be no assurance that we will be able to renew our liability insurance on favorable terms or at all. The Company may not have enough financial resources to adequately defend our officers and directors or pay for settlements or judgments and if we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

The rising cost and reduced availability of directors and officers liability insurance may make it more difficult and costly for us to negotiate an initial business combination. Following the business combination, the resulting public entity may be required to incur higher expenses, accept less favorable policy terms, or both, in order to obtain or modify directors and officers liability insurance coverage. A failure to secure adequate coverage—or to obtain such insurance at all—could adversely affect the post-combination entity’s ability to attract and retain qualified directors and officers.

Furthermore, even after the completion of an initial business combination, our directors and officers may remain subject to potential liability for claims based on conduct alleged to have occurred prior to the business combination. To protect against such risks, the post-business combination entity may need to obtain additional insurance coverage, commonly referred to as “run-off insurance.” The cost of securing this coverage would represent an added expense and could potentially interfere with, or hinder, our ability to complete a business combination on terms that are favorable to our investors.

For additional risks relating to our operations, other than as set forth above, see the section entitled “Risk Factors” contained in our (i) IPO Prospectus, (ii) Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 and December 31, 2023, as filed with the SEC on March 30, 2023 and May 3, 2024, respectively, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, as filed with the SEC on November 14, 2023, and (iv) other reports we file with the SEC, before making a decision to invest in our securities. For risks related to Huture and our initial business combination with Huture, please see the Registration Statement on Form F-4 filed by HUTURE Group Limited with the SEC. Furthermore, if any of the following events occur, our business, financial condition and operating results may be materially adversely affected, or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in the aforementioned filings and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results or result in our liquidation. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2025, Benjamin Securities, Inc. (“Benjamin Securities”) filed a complaint against the Company, alleging non-payment of $77,500.00 for services rendered and seeking certain relief. On April 4, 2025, the Company and Benjamin Securities reached a settlement, pursuant to which the Company agreed to pay the full amount of $77,500.00 by the close of business on April 7, 2025. The Company fulfilled the payment obligation within the agreed timeframe, and Benjamin Securities subsequently withdrew its claims.

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

Nasdaq suspended trading in our common stock on March 7, 2025. Our shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

Holders of Record

As of December 31, 2024, there were 2,428,412 of our shares of common stock issued and outstanding held by seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, ongoing U.S.-China tensions, and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s income tax provision for fiscal years 2024 and 2023 as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $546,877 (including estimated penalty and interest of $55,670) and $259,438 excise tax liability as of December 31, 2024 and 2023, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of December 31, 2024, the Company has not filed its 2024 and 2023 excise tax returns and remitted excise tax payments. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of April 15, 2025, the Company has not paid excise taxes.

Recent Developments

As previously disclosed, Aquaron entered into the Bestpath Merger Agreement on March 23, 2023, with Bestpath and several other parties. Subsequent to the signing of the Bestpath Merger Agreement, Bestpath undertook the Reorganization. In light of the Reorganization, as agreed by the parties, the Bestpath Merger Agreement was terminated pursuant to Section 11.1 thereunder on July 12, 2024, to allow the parties to enter into a new business combination agreement to accommodate the Reorganization.

On July 12, 2024, Aquaron entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with (i) HUTURE Ltd., a Cayman Islands exempted company (“Huture”), (ii) HUTURE Group Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Huture (“PubCo”), (iii) Bestpath Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Bestpath Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Huture (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Huture will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding Aquaron unit will be automatically detached; (iii) each unredeemed outstanding share of Aquaron’s common stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding Aquaron’s Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each Aquaron’s underwriter’s purchase option (the “UPO”) will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

Following the Closing and in addition to the Merger Consideration Shares, PubCo shall

1.	issue an aggregate of up to 10,000,000 PubCo Ordinary Shares (which shall be equitably adjusted for share subdivisions, share consolidations, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction) as the Earn-out Shares to the Holdco Shareholders who hold Holdco Shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis, upon each of the occurrences of the PubCo’s reporting of its consolidated revenue being no less than RMB60,000,000 for the fiscal year ended on December 31, 2024 and the PubCo’s reporting of its consolidated revenue being no less than RMB100,000,000 for the fiscal year ended on December 31, 2025;

2.	be entitled to set up an equity incentive pool, representing 15% of the share capital of the PubCo on a post-Closing fully diluted basis, for the purpose of administration of share incentive awards to be granted to eligible participants including directors, officers, employees and consultants of the Combined Company under a share incentive plan to be adopted by resolution of the PubCo’s board of directors or any committee appointed for this purpose by the PubCo’s board of directors; and

3.	upon the occurrence of each Earn-out Event, issue an additional 5,000,000 PubCo Ordinary Shares (which number shall be appropriately adjusted) to eligible participants including directors, officers and employees of the Combined Company under a share incentive plan to be adopted by resolution of the PubCo’s board of directors or any committee appointed for this purpose by the PubCo’s board of directors.

Additional Agreements Executed in Connection with the Agreement

Huture Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of Huture, representing more than fifty percent (50%) of the equity interests in Huture, have entered into a voting and support agreement with Huture, each of the Acquisition Entities and Aquaron, pursuant to which each such holder agrees to, among other things, vote in favor of the transactions contemplated by the Merger Agreement. The Huture voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

Sponsor Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Sponsor has entered into and delivered a support agreement, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Merger Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter. The sponsor voting and support agreement signed together with the Bestpath Merger Agreement terminated concurrently with the termination of the Bestpath Merger Agreement.

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

On April 30, 2024, we held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2024 to May 6, 2025. In connection with the stockholders’ vote at the annual meeting, an aggregate of 2,124,738 shares with redemption value of approximately $23,176,909 (or approximately $10.91 per share) of the Company’s common stock were tendered for redemption.

On April 14, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual meeting of our stockholders to, among other things, seek an extension of the Combination Period from May 6, 2025 to May 6, 2026.

Non-compliance with Nasdaq Listing Rules

On March 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq stating that the Panel has determined to delist the Company’s common stock from the Nasdaq Capital Market, and Nasdaq will accordingly suspend trading in the Company’s securities, effective at the opening of trading on March 7, 2025, because the Company has not demonstrated compliance with the Rule.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). The Company determined not to request a review of the delisting determination by the Listing Counsel and expects that a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq.

Nasdaq suspended trading in our common stock on March 7, 2025. Our shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the fiscal year ended December 31, 2024, we had a net loss of $357,114, which consists of loss of approximately $904,877 derived from general and administrative expenses of approximately $881,677, franchise tax expense of $23,200 and income tax expense of $347,586, offset by unrealized gain on investments held in Trust Account of $34,644, and interest earned on investments held in Trust Account of approximately $860,705.

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

As of December 31, 2024, we had $7,830 in cash and working capital deficit of $2,886,242. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the business combination. On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $300,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

On June 29, 2023, October 4, 2023, and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024, and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by May 6, 2025 (unless the Company further extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution, along with its liquidity condition and delisting from Nasdaq raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates and policies:

Deferred Tax Assets Allowance

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

ASC 740 identifies usage of an effective annual tax rate and allows for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2024.

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $276,457 and $0 for the year ended December 31, 2024 and 2023, respectively.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

Management has identified deficiencies in internal control over financial reporting that have resulted in understated liabilities. Additionally, there is insufficient oversight regarding the review and approval of related party transactions and their disclosures in financial statements. Consequently, management has determined that these internal control deficiencies constitute material weaknesses as defined by SEC regulations. As such, management concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on May 3, 2024, our management identified a material weakness in the Company’s internal controls over financial reporting which existed as of December 31, 2023 relating to the classification of Investment held in Trust Account and Deferred underwriting fee payable accounts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since then, our management has taken remediation measures including without limitation, performing additional review as deemed necessary to properly present asset and liability assets in accordance with the U.S. GAAP, as a result of which, our management reasonably concluded that such material weakness has been remediated as of December 31, 2024.

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of April 15, 2025.

Name	Age	Position
Yi Zhou	38	Chief Executive Officer, Chairwoman and President
Qingze Zhao	36	Chief Financial Officer and Director
Yanyan Lin	36	Independent Director
Yang Wang	46	Independent Director
Xiaoming Ma	33	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Yi Zhou has been our Chairwoman, President and Chief Executive Officer since June 2022. Ms. Zhou co-founded Ease Consulting in September 2019 and has served its chief executive officer since then. During her time with Ease Consulting, Ms. Zhou is responsible for providing consultancy services to funds including VC funds that are expanding their limited partner base in the U.S. and other countries and advise on their fund-raising. Ms. Zhou has been a partner at the Balloch Group since October 2021 and an advisor to Hashkey Capital since February 2022. Previously, Ms. Zhou was a private equity associate at Susquehanna Investment Management Consulting Company Ltd. in Shanghai between April 2020 to June 2021 and a Director II at VC relation management at Silicon Valley Bank between July 2017 and March 2020. Ms. Zhou also served as the associate director of China market development at S&P Capital IQ from September 2013 to June 2017. She currently is the alumni council member of Harvard University Graduate School of Education from 2021 to 2026. Ms. Zhou received her bachelor’s degree of Korean and Economics from Peking University in 2009 and a master’s degree in Education from Harvard University Graduate School of Education in 2010. We believe Ms. Zhou is qualified to serve on our board of directors because of her extensive business and management experience, as well as her contacts and relationships.

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

Xiaoming Ma has served as our independent director since May 2021. Mr. Ma has held the position of sales manager of Royal IHC Group in Shanghai, China since September 2020. Before he moved to Shanghai, he was appointed to Kinderdijk and served as the outsourcing management lead from September 2019 to September 2020. Before that, Mr. Ma worked successively at Royal IHC Group which includes proposal manager from April 2019 to September 2019, assistant general manager from October 2018 to April 2019, business development manager from October 2018 to May 2019, strategy consultant from April 2018 to November 2018 and purchaser and supply chain management analyst from November 2017 to April 2018. He joined the management trainee-ship program of Royal IHC Group in November 2017. Before that, he worked at Hengxin Offshore & Marine Engineering (Europe) and was a sales and business development manager in Rotterdam during April 2016 to December 2016. Mr. Ma obtained his Master’s degree in Marine Technology Shipping Management Specialization from Delft University of Technology in 2018 and the Bachelor’s degree in Naval Architecture and Marine Engineering from Harbin Engineering University in 2015. We believe Mr. Ma is qualified to serve on our board of directors due to his commercial, business development and transaction experience, as well as his contacts and relationships.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2024 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under Nasdaq’s listing standards. Yanyan Lin is the Chairperson of the Audit Committee. The board has determined that Yanyan Lin qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2024.

The members of the Nominating Committee are Yang Wang, Yanyan Lin, and Xiaoming Ma, each of whom is an independent director under Nasdaq’s listing standards. Yang Wang is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2024.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 15, 2025 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 15, 2025, we had 2,428,412 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of April 15, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Aquaron Investments LLC(2)	1,578,060	64.98%
Yi Zhou	10,000	*	%
Qingze Zhao	10,000	*	%
Yang Wang	5,000	*	%
Yanyan Lin	15,000	*	%
Xiaoming Ma	5,000	*	%
All current directors and executive officers as a group (five individuals)	45,000	1.85%
Karpus Management, Inc. (3)	231,300	9.52%
Walleye Capital LLC(4)	355,951	14.66%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Aquaron Acquisition Corp., 515 Madison Avenue, 8th Floor, New York, NY 10022.

(2)	Aquaron Investments LLC, our sponsor, is controlled by Ms. Yating Wang.

(3)	Based on an Amended Schedule 13G filed on February 14, 2025 by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(4)	Based on an Amended Schedule 13G filed on December 6, 2024 by the reporting person. The address for the reporting person is 315 Park Ave. South, New York, NY 10010.

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

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 72,000 shares of common stock (which includes 12,000 shares of common stock issuable upon exercise of Rights) if $600,000 of the notes were so converted). Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, currently totaling $849,626, will be repaid only from amounts remaining outside our trust account, if any.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $143,627 and $97,602, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees totaled $19,132 and $0 for the year ended December 31, 2024 and 2023, respectively.

Tax Fees. Commencing in March 2022 and continuing through December 31, 2024, a UHY LLP related entity provided tax/non-attest related tax compliance services to the Company with respect to the Company’s Federal income tax returns for its fiscal years ended December 31, 2024 and 2023 and its Delaware annual franchise tax reports. The fees billed for these services were $7,393 and $7,085 for the years ended December 31, 2024 and 2023, respectively, including administrative fee and tax processing fee. The Company’s Audit Committee chairman approved the tax/non-attest services by signing a tax engagement letter executed on March 1, 2022. UHY LLP and the Company’s Audit Committee have concluded that such services do not impact UHY LLP’s independence.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the years ended December 31, 2024 and 2023.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 3, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
2.1	Agreement and Plan of Merger, dated July 12, 2024, by and among Aquaron Acquisition Corp., HUTURE Ltd. and Certain Other Parties (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2024)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
3.4	Amendment to the Amended and Restated Certificate of Incorporation of Aquaron Acquisition Corp. dated June 29, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 3, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation of Aquaron Acquisition Corp. dated April 30, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2024)
3.6	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
4.4	Rights Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.5	Unit Purchase Option, dated October 6, 2022, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2023)
10.1	Letter Agreements, dated October 3, 2022, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.2	Investment Management Trust Agreement, dated October 3, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.3	Stock Escrow Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)

10.4	Registration Rights Agreement, dated October 3, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.5	Indemnity Agreements, dated October 3, 2022, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.6	Subscription Agreement, dated October 3, 2022, by and between the Company and Aquaron Investments LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
10.7	Company Voting and Support Agreement dated July 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2024)
10.8	Sponsor Voting and Support Agreement dated July 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2024)
10.9	Form of Shareholders Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2024)
10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2024)
10.11	Form of Promissory Note between the Registrant and Aquaron Investments LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Registrant on May 3, 2024)
10.12	Form of Promissory Note between the Registrant and Bestpath IoT Technology Ltd. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by the Registrant on May 3, 2024)
10.13*	Form of Promissory Note between the Registrant and HUTURE Ltd.
10.14	Amendment to Investment Management Trust Agreement, dated June 29, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 3, 2023)
10.15	Amendment to Investment Management Trust Agreement, dated April 30, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2024)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of Aquaron Acquisition Corp. (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on May 3, 2024)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 16, 2022)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquaron Acquisition Corp.

Dated: April 15, 2025	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Zhou	Chief Executive Officer. President and Director	April 15, 2025
Yi Zhou	(Principal Executive Officer)

/s/ Qingze Zhao	Chief Financial Officer	April 15, 2025
Qingze Zhao	(Principal Accounting and Financial Officer)

/s/ Yanyan Lin	Director	April 15, 2025
Yanyan Lin

/s/ Yang Wang	Director	April 15, 2025
Yang Wang

/s/ Xiaoming Ma	Director	April 15, 2025
Xiaoming Ma

AQUARON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aquaron Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aquaron Acquisition Corp. (the Company) as of December 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. The Company’s cash and working capital as December 31, 2024, are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, New York

April 15, 2025

AQUARON ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets
Cash	$7,830	$339
Prepaid income tax	224,564	—
Prepaid expenses	—	2,188
Total Current Assets	232,394	2,527

Noncurrent Assets
Deferred income tax asset	—	144,680
Investments held in Trust Account	9,255,615	31,960,267
Total Noncurrent Assets	9,255,615	32,104,947
Total Assets	$9,488,009	$32,107,474

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$148,757	$97,052
Other payable - Huture	240,514	—
Accounts payable and accrued expenses	449,662	149,045
Franchise tax payable	23,200	18,495
Income tax payable	—	353,013
Excise tax payable	546,877	259,438
Promissory note – related party	849,626	549,626
Promissory note – Huture	100,000	—
Promissory note – Bestpath	760,000	490,000
Total Current Liabilities	3,118,636	1,916,669

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	5,644,532	4,442,565

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 805,352 shares and 2,930,090 shares issued and outstanding at December 31, 2024 and 2023, respectively	9,255,615	31,960,268

Stockholders’ Deficit
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 805,352 shares and 2,930,090 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	163	163
Additional paid-in capital	—	—
Accumulated deficit	(5,412,301)	(4,295,522)
Total Stockholders’ Deficit	(5,412,138)	(4,295,359)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$9,488,009	$32,107,474

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023

General and administrative expenses	$881,677	$832,906
Franchise tax expenses	23,200	28,923
Loss from operations	(904,877)	(861,829)

Interest earned on investment held in Trust Account	860,705	1,980,430
Unrealized gain on investments held in Trust Account	34,644	141,556
(Loss) income before income taxes	(9,528)	1,260,157

Income taxes provision	(347,586)	(262,240)
Net (loss) income	$(357,114)	$997,917

Basic and diluted weighted average shares outstanding, redeemable common stock	1,589,067	4,149,786

Basic and diluted net income per share, redeemable common stock	$0.04	$0.87

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,623,060

Basic and diluted net loss per share, non-redeemable common stock	$(0.26)	$(1.62)

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	1,623,060	$163	$—	$(4,295,522)	$(4,295,359)

Accretion of common stock to redemption value	—	—	—	(472,226)	(472,226)

Excise tax liability	—	—	—	(287,439)	(287,439)

Net loss	—	—	—	(357,114)	(357,114)
Balance as of December 31, 2024	1,623,060	$163	$—	$(5,412,301)	$(5,412,138)

For the Year Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,623,060	$163	$5,138,905	$159,672	$5,298,740

Accretion of common stock to redemption value	—	—	(5,138,905)	(5,193,673)	(10,332,578)

Excise tax liability	—	—	—	(259,438)	(259,438)

Net income	—	—	—	997,917	997,917
Balance as of December 31, 2023	1,623,060	$163	$—	$(4,295,522)	$(4,295,359)

The accompanying notes are an integral part of these condensed financial statements.

AQUARON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(357,114)	$997,917
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(860,705)	(1,980,430)
Unrealized gain on investments held in Trust Account	(34,644)	(141,556)
Deferred income tax provision (benefit)	144,680	(144,680)
Changes in operating assets and liabilities:
Other payable-related party	268,367	—
Other payable - Huture	120,903	—
Prepaid expenses	2,188	220,158
Accounts payable and accrued expenses	300,617	8,970
Franchise tax payable	4,705	5,409
Income tax payable	(577,577)	381,040
Net cash used in operating activities	(988,580)	(653,172)

Cash Flows from investing activities:
Cash withdrawn from Trust Account to public stockholder redemption	23,176,909	25,943,773
Cash deposited into Trust Account	(370,000)	(490,000)
Cash withdrawn from Trust Account to pay taxes	793,123	129,175
Net cash provided by investing activities	23,600,032	25,582,948

Cash Flows from financing activities:
Proceeds from promissory note- related party	202,948	370,000
Proceeds from related party	—	97,052
Proceeds from promissory note- Bestpath	270,000	490,000
Proceeds from promissory note- Huture	100,000	—
Payment of public stockholders’ redemption	(23,176,909)	(25,943,773)
Net cash used in financing activities	(22,603,961)	(24,986,721)

Net change in cash	7,491	(56,945)
Cash, beginning of the period	339	57,284
Cash, end of the period	$7,830	$339

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of common stock to redemption value	$472,226	$10,332,579
Excise tax payable charged against accumulated deficit	$287,439	$259,438
Income tax paid	$780,483	$105,660
Promissory notes issued for the tax paid by Sponsor	$—	$79,780
Other payable due to related party converted to promissory note	$97,052	$99,846

The accompanying notes are an integral part of these financial statements.

AQUARON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Aquaron Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on operating business in the new energy sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activities through December 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Aquaron Investments LLC (the “Sponsor”), a Delaware limited liability company.

On October 6, 2022, the Company completed its initial public offering (“IPO”) of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor (as defined below) 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500.

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

A total of $54,984,377 of the net proceeds from the sale of the units in the IPO (including the Over-Allotment Option Units) and the Private Placements on October 6, 2022 and October 14, 2022, were deposited in a trust account with Continental Stock Transfer & Trust Company acting as trustee and invest only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial business combination or the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account at the time of the execution of a definitive agreement for its initial business combination. Since the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Initial Stockholders and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

On April 14, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual meeting of our stockholders to, among other things, seek an extension of the Combination Period from May 6, 2025 to May 6, 2026.

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

Subsequently from August 2024 to April 2025, Huture provided loans of $20,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 2025. In return, the Company issued an unsecured promissory note of $20,000 for each extension. All these promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

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

Non-compliance with Nasdaq Listing Rules

On February 28, 2024, the Company received a written notice (the “February Notice”) from the Listing Qualifications staff (the “Staff”) of Nasdaq, notifying us that it currently does not satisfy Listing Rule 5550(a)(3), which requires us to have at least 300 public holders (as defined in Listing Rule 5005(a)(36)) for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The February Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule on April 15, 2024.

On August 28, 2024, the Company received a written notice (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not regained compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on Nasdaq, trading of the Company’s common stock would be suspended at the opening of business on September 6, 2024 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities (including the units, common stock, and rights) from listing and registration on Nasdaq, unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on September 4, 2024. The Letter also indicates that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended September 30, 2024, which serves as an additional basis for delisting the Company’s securities from The Nasdaq Capital Market in light of the Company’s non-compliance with Minimum Public Holders Rule. The Company requested an appeal and stay of the suspension in accordance with the Letter on September 4, 2024 and subsequently filed the Form 10-Q on November 14, 2024.

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

On March 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq stating that the Panel has determined to delist the Company’s securities from the Nasdaq Capital Market, and Nasdaq will accordingly suspend trading in the Company’s securities, effective at the opening of trading on March 7, 2025, because the Company has not demonstrated compliance with the Rule.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). The Company determined not to request a review of the delisting determination by the Listing Counsel and expects that a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq.

Nasdaq suspended trading in the Company’s securities on March 7, 2025. The Company’s shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

Going Concern Consideration

As of December 31, 2024, the Company had $7,830 in cash and working capital deficit of $2,724,242. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the Business Combination (see Note 5). On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $300,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination. On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025.

The Company has until May 6, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by May 6, 2025 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as its liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 and fiscal 2024 tax provision as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $546,877 (including estimated penalty and interest of $55,670) and $259,438 excise tax liability as of December 31, 2024 and 2023, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of April 15, 2025, the Company has not paid excise taxes.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,830 and $339 in cash and none in cash equivalents as of December 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2024 and 2023, the Trust Account had balance of $9,255,615 and $31,960,267, respectively. The interest earned from the Trust Account totaled $895,349 and $2,121,986, respectively, for the year ended December 31, 2024 and 2023, which was fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

ASC 740 identifies usage of an effective annual tax rate and allows for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Excise Taxes

In connection with redemptions by the public stockholders in June 2023 and May 2024, the Company recorded excise tax liabilities of $546,877 (including estimated penalty and interest of $55,670) and $259,438 as of December 31, 2024 and 2023, respectively, which were charged directly to the accumulated deficit account. The Company recognizes accrued interest and penalties resulting from unpaid excise taxes as part of the excise tax expense to remain consistent with the IR Act tax provisions.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,
	2024	2023
Net (loss) income	$(357,114)	$997,917
Accretion of common stock to redemption value(1)	(472,256)	(10,332,578)
Net loss including accretion of common stock to redemption value	$(829,370)	$(9,334,661)

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(410,296)	$(419,074)	$(6,710,181)	$(2,624,480)
Accretion of common stock to redemption value(1)	472,256	—	10,332,578	—
Allocation of net income (loss)	$61,960	$(419,074)	$3,622,397	$(2,624,480)

Denominator:
Basic and diluted weighted average shares outstanding	1,589,067	1,623,060	4,149,786	1,623,060
Basic and diluted net income (loss) per common stock	$0.04	$(0.26)	$0.87	$(1.62)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of December 31, 2024 and 2023, the Company recorded $472,256 and $10,332,578, respectively, accretion of common stock to redemption value.

At December 31, 2024, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$54,171,800
Less:
Proceeds allocated to public rights	(6,446,444)
Allocation of offering costs related to redeemable shares	(3,714,253)
Plus:
Accretion of carrying value to redemption value	3,560,360
Common stock subject to possible redemption- December 31, 2022	47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption- December 31, 2023	$31,960,268
Plus:
Accretion of carrying value to redemption value - for the year ended December 31, 2024	472,256
Redeemed common stock payable to public stockholders	(23,176,909)
Common stock subject to possible redemption- December 31, 2024	$9,255,615

Convertible Promissory Note

The Company elects an early adoption of the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for its convertible promissory notes as debt (liability) on the balance sheet. The Company’s assessment of the embedded conversion feature (see Note 5 - Related Party Transactions) considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity. The conversion feature of these promissory notes meets the definition of a derivative instrument. However, bifurcation of conversion feature from the debt host is not required because the conversion feature meets ASC 815 scope exception, as the promissory notes are convertible in shares of the Company’s common stock which is considered indexed to the Company’s own stock and classified in stockholders’ equity.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On February 8, 2023, February 23, 2023 and March 31, 2023, the Sponsor provided the Company a loan of $100,000 (“Promissory Note 1”), $140,000 (“Promissory Note 2”) and $130,000 (“Promissory Note 3”), respectively, to be used, in part, for transaction costs related to the Business Combination. On June 26, 2023, the Sponsor provided a loan of $179,626 (“Promissory Note 4”) including the conversion of $99,846 due to related party (see below) for working capital purposes. The Sponsor has the right to convert these four promissory notes into shares of the Company common stock at a fixed price of $10.00 per share at any time when these promissory notes remain outstanding.

On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $200,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) (“Promissory Note 5”) and $100,000 (“Promissory Note 6”), respectively, to be used, in part, for transaction costs related to the Business Combination. The Sponsor has the right to convert both promissory notes into shares of the Company common stock at a price of approximately $8.33 per share at any time when these promissory notes remain outstanding.

Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. As of December 31, 2024 and 2023, $849,626 and $549,626 were outstanding, respectively, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor to finance transaction costs in connection with searching for a target business and for general working capital purposes. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). As of December 31, 2024 and 2023, the amount due to related party was $148,757 and $97,052, respectively; of which $97,052 was subsequently converted to Promissory Note 5 (see above).

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

The underwriters were paid a cash underwriting discount of $812,577. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $1,896,013, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters are also entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, to be issued if the Company closes a business combination. In addition, the Company has agreed to issue to Chardan and/or its designees 54,172 Private Units as a deferred underwriting commission if the Company closes a business combination. If a business combination is not consummated, such Private Units will not be issued and Chardan’s (and/or its designees) right to receive them will be forfeited.

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

Legal Fee

The Company engaged Hunter Taubman Fischer & Li LLC to represent them in connection with their initial business combination. Fees are payable upon meeting each milestone, of which $350,000 will be paid upon closing of the Business Combination.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of December 31, 2024 and 2023, there were 1,623,060 shares of common stock issued and outstanding (excluding 805,352 shares and 2,930,090 subject to possible redemption as of December 31, 2024 and 2023, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	9,255,615	9,255,615	—	—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in the Trust Account	31,960,267	31,960,267	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax asset (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	286,379	174,157
Amortization of startup cost	(5,793)	(2,897)
Unrealized gain on investments held in Trust Account	(7,275)	(29,727)
Total deferred tax asset (liability)	273,311	141,533
Valuation allowance	(273,311)	3,147
Deferred tax asset, net of allowance	$—	$144,680

The income tax provision consists of the following:

	For the year ended December 31,
	2024	2023
Federal
Current	$202,906	$406,920
Deferred	(131,777)	(144,680)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	276,457	—
Income tax provision	$347,586	$262,240

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2024	2023
Income at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Transaction costs	(765.4)%	3.5%
True up	0.0%	(3.7)%
Change in valuation allowance	(2,901.2)%	0.0%
	(3,645.6)%	20.8%

As of December 31, 2024 and 2023, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $276,457 and $0 for the year ended December 31, 2024 and 2023, respectively.

The provisions for U.S. federal and state income taxes were $347,586 and $262,240 for the year ended December 31, 2024 and 2023, respectively. The Company’s tax returns for the years ended December 31, 2024, 2023 and 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 remain open and subject to examination based on the IRS Assessment Statute Expiration Date which is within three years after tax returns were due. As of April 15, the Company has not filed its tax returns for the years ended December 31, 2024.

Note 10 — Other Loans

Due to Huture

The Company received additional funds from Huture to finance transaction costs in connection with the proposed business combination and for general working capital purposes. As of December 31, 2024 and 2023, the total amount due to Huture was $240,514 and $0, respectively.

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. On February 2, 2024, March 1, 2024 and April 8, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. On May 2, 2024, June 4, 2024 and July 8, 2024, the Company issued an unsecured promissory note of $20,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. These funds were amounts required to extend the Business Combination Period to August 6, 2024. All Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory notes into shares of the Company common stock at approximately $8.33 per share. As of December 31, 2024 and 2023, $760,000 and $490,000 were outstanding respectively, under the Bestpath promissory notes.

Promissory Note — Huture

Huture deposited into trust account of $20,000 each month from August 2024 to December 31, 2024 in order to extend the Business Combination Period to January 6, 2025. In exchanging these deposits, the Company issued the unsecured promissory notes to Huture totaling $100,000. The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share. As of December 31, 2024 and 2023, $100,000 and $0 were outstanding respectively, under the Huture promissory notes.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the financial statements.

Promissory Note - Huture

On January 5, 2025, February 5, 2025, March 6, 2025, and April 6, 2025, the Company issued an unsecured promissory note of $20,000 each time to Huture in exchange for Huture depositing such amount into the Company’s trust account in order to extend the Business Combination Period to May 6, 2025. The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

Financial Advisory Agreement

On January 17, 2025, the Company entered into a financial advisory agreement with Arbor Lake Investment Limited (“Arbor Lake”), according to which, Arbor Lake was retained by the Company to provide certain capital markets advisory services and introduce potential PIPE investors to the latter in connection with the latter’s business combination with Huture. As compensation for these services, Arbor Lake will be paid entirely in PubCo Class A Ordinary Shares, calculated as follows: (x) 1.5% of the PubCo Ordinary Shares received by the Holdco shareholders in connection with the Mergers; and (y) a percentage of PubCo Ordinary Shares received by the Holdco shareholders in connection with the Mergers for introducing PIPE investors, determined by dividing the funds introduced by Arbor Lake by $25 million and multiplying the result by 1.5%.

Nasdaq Delisting

On March 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq stating that the Panel has determined to delist the Company’s common stock from the Nasdaq Capital Market, and Nasdaq will accordingly suspend trading in the Company’s securities, effective at the opening of trading on March 7, 2025, because the Company has not demonstrated compliance with the Rule.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). The Company determined not to request a review of the delisting determination by the Listing Counsel and expects that a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq.

Nasdaq suspended trading in the Company’s common stock on March 7, 2025. The Company’s shares of common stock, units and rights are currently quoted on the over-the-counter trading market under the symbols “AQUC,” “AQUNU” and “AQUNR”, respectively.

Benjamin Securities Complaint

On March 20, 2025, Benjamin Securities, Inc. (“Benjamin Securities”) filed a complaint against the Company, alleging non-payment of $77,500 for services rendered and seeking certain relief. On April 4, 2025, the Company and Benjamin Securities reached a settlement, pursuant to which the Company agreed to pay the full amount of $77,500 by the close of business on April 7, 2025. The Company fulfilled the payment obligation within the agreed timeframe, and Benjamin Securities subsequently withdrew its claims.

Definitive Proxy – Extension of Combination Period

On April 14, 2025, the Company filed a definitive proxy statement in connection with an upcoming annual meeting of its stockholders to, among other things, seek an extension of the Combination Period from May 6, 2025 to May 6, 2026.