Form 10-Q
period 2025-03-31
Aquaron Acquisition Corp.
filed 2025-07-23
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of July 22, 2025, there were 1,731,047 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets
Cash	$290	$7,830
Prepaid income tax	214,777	224,564
Total Current Assets	215,067	232,394

Noncurrent Assets
Investments held in Trust Account	9,394,896	9,255,615
Total Noncurrent Assets	9,394,896	9,255,615
Total Assets	$9,609,963	$9,488,009

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$148,757	$148,757
Other payable - Huture	291,881	240,514
Accounts payable and accrued expenses	855,238	449,662
Franchise tax payable	11,311	23,200
Excise tax payable	630,384	546,877
Promissory note – related party	849,626	849,626
Promissory note – Huture	160,000	100,000
Promissory note – Bestpath	760,000	760,000
Total Current Liabilities	3,707,197	3,118,636

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	6,233,093	5,644,532

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 805,352 shares issued and outstanding as of March 31, 2025 and December 31, 2024	9,394,896	9,255,615

Stockholders’ Deficit
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 805,352 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	163	163
Additional paid-in capital	—	—
Accumulated deficit	(6,018,189)	(5,412,301)
Total Stockholders’ Deficit	(6,018,026)	(5,412,138)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$9,609,963	$9,488,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$464,483	$79,082
Franchise tax expenses	5,900	10,800
Loss from operations	(470,383)	(89,882)

Interest earned on investments held in Trust Account	63,679	274,776
Unrealized gain on investments held in Trust Account	33,391	143,038
(Loss) Income before income taxes	(373,313)	327,932

Income tax provision	(9,787)	(84,438)
Deferred income tax provision	—	(144,680)
Net (loss) income	$(383,100)	$98,814

Basic and diluted weighted average shares outstanding of redeemable common stock	805,352	2,930,090

Basic and diluted net (loss) income per share of redeemable common stock	(0.04)	0.09

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,623,060	1,623,060

Basic and diluted net loss per share of non-redeemable common stock	$(0.22)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Month Ended March 31, 2025

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2025	1,623,060	$163	$(5,412,301)	$(5,412,138)
Accretion of common stock to redemption value	—	—	(139,281)	(139,281)
Excise tax liability			(83,507)	(83,507)
Net income	—	—	(383,100)	(383,100)
Balance as of March 31, 2025	1,623,060	$163	$(6,018,189)	$(6,018,026)

For the Three Month Ended March 31, 2024

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	1,623,060	$163	$(4,295,522)	$(4,295,359)
Accretion of common stock to redemption value	—	—	(532,235)	(532,235)
Net income	—	—	98,814	98,814
Balance as of March 31, 2024	1,623,060	$163	$(4,728,943)	$(4,728,780)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(383,100)	$98,814
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(63,679)	(274,776)
Unrealized gain on investments held in Trust Account	(33,391)	(143,038)
Deferred income tax expenses	9,787	144,680
Prepaid expenses	—	2,188
Accounts payable and accrued expenses	405,576	(63,276)
Other payable - Huture	51,367	—
Franchise tax payable	(11,889)	10,799
Income tax payable	—	84,438
Net cash used in operating activities	(25,329)	(140,171)

Cash Flows from investing activities:
Cash deposited into Trust Account	(60,000)	(140,000)
Cash withdrawn from Trust Account to pay taxes	17,789	25,579
Net cash used in investing activities	(42,211)	(114,421)

Cash Flows from financing activities:
Proceeds from promissory note- related party	—	141,948
Proceeds from promissory note-Huture	60,000	—
Proceeds from promissory note- Bestpath	—	140,000
Net cash provided by financing activities	60,000	281,948

Net change in cash	(7,540)	27,356
Cash, beginning of the period	7,830	339
Cash, end of the period	$290	$27,695

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$139,281	$532,235
Excise tax payable charged against accumulated deficit	$83,507	$—
Promissory Notes issued for the tax paid by Sponsor	$—	$97,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Aquaron Acquisition Corp. (“Aquaron” or the “Company”) is a blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on operating business in the new energy sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 are related to the Company’s formation and the IPO (as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and investment gains from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Aquaron Investments LLC (the “Sponsor”), a Delaware limited liability company.

On October 6, 2022, the Company consummated the initial public offering (“IPO”) of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 256,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,562,500.

The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over-allotments, if any. On October 14, 2022, the underwriters partially exercised the over-allotment option to purchase 417,180 Units (“Over-Allotment Option Units”) at $10.00 per Unit generating total gross proceeds of $4,171,800. On October 14, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the Private Placement of an additional 12,515 Private Units generating gross proceeds of $125,154.

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

On May 6, 2025, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2025 to May 6, 2026. In connection with the stockholders’ vote at the annual meeting, an aggregate of 697,365 shares with redemption value of approximately $8,176,785 (or approximately $11.73 per share) of the Company’s common stock were tendered for redemption.

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

Subsequently from August 2024 to April 2025, Huture provided loans of $20,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 2025. In return, the Company issued an unsecured promissory note of $20,000 for each extension. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 2025. In return, the Company issued an unsecured promissory note of $16,198.05 for each extension. All these promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

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

Going Concern Consideration

As of March 31, 2025, the Company had $290 in cash and a working capital deficit of $3,492,130. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 2025.

The Company has until August 6, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by August 6, 2025 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as its liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s tax provisions in each of the fiscal years from 2023 to 2025 as there were redemptions by the public stockholders in June 2023, May 2024 and May 2025; as a result, the Company recorded $630,384 and $546,877 (including total estimated penalties and interest of $83,507 for the first quarter ended March 31, 2025 and $55,670 year ended December 31, 2024) excise tax liability as of March 31, 2025 and December 31, 2024, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of July 22, 2025, the Company has not paid excise taxes.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on April 16, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $290 and $7,830 in cash and none in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2025 and December 31, 2024, the Trust Account had balance of $9,394,896 and $9,255,615, respectively. The interests earned from the Trust Account totaled $97,070 and $417,814 for the quarter ended March 31, 2025 and 2024, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was (2.6)% and 69.87% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to non-deductible M&A costs and the change of valuation allowance on the deferred tax assets. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $20,503 for the three months ended March 31, 2025. The Company’s net deferred tax assets are as follows:

	March 31,	December 31,
	2025	2024
Deferred tax asset (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	307,101	286,379
Amortization of startup cost	(6,275)	(5,793)
Unrealized gain on investments held in Trust Account	(7,012)	(7,275)
Total deferred tax asset (liability)	293,814	273,311
Valuation allowance	(293,814)	(273,311)
Deferred tax asset, net of allowance	$—	$—

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Excise Taxes

In connection with redemptions by the public stockholders in June 2023 and May 2024, the Company recorded excise tax liabilities of $630,384 (including total estimated penalties and interest of $83,507 for the first quarter ended March 31, 2025 and $55,670 year ended December 31, 2024) and $546,877 as of March 31, 2025 and December 31, 2024, respectively, which were charged directly to the accumulated deficit account. The Company recognizes accrued interest and penalties resulting from unpaid excise taxes as part of the excise tax expense to remain consistent with the IR Act tax provisions.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(383,100)	$98,814
Accretion of common stock to redemption value	(139,281)	(532,235)
Net loss including accretion of common stock to redemption value	$(522,381)	$(433,421)

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(173,241)	$(349,140)	$(278,920)	$(154,501)
Accretion of common stock to redemption value(1)	139,281	—	532,235	—
Allocation of net (loss) income	$(33,960)	$(349,140)	$253,315	$(154,501)

Denominator:
Basic and diluted weighted average shares outstanding	805,352	1,623,060	2,930,090	1,623,060
Basic and diluted net income (loss) per common stock	$(0.04)	$(0.22)	$0.09	$(0.10)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination, unrealized gain, interest income from trust account, franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of March 31, 2025, the Company recorded $532,235 accretion of common stock to redemption value.

At March 31, 2025, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Common stock subject to possible redemption- December 31, 2022	$47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption- December 31, 2023	$31,960,268
Plus:
Accretion of carrying value to redemption value - for the year ended December 31, 2024	472,256
Redeemed common stock payable to public stockholders	(23,176,909)

Common stock subject to possible redemption- December 31, 2024	$9,255,615
Plus:
Accretion of carrying value to redemption value - for the three months ended March 31, 2025	139,281
Common stock subject to possible redemption - March 31, 2025	$9,394,896

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of March 31, 2025 (see Note 10).

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

Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. As of March 31, 2025 and December 31, 2024, $849,626 were outstanding, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). Additionally, the Sponsor provided work capital and paid certain expenses on behalf of the Company. As of March 31, 2025 and December 31, 2024, the amount due to related party was $148,757.

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

Legal Fee

The Company engaged Hunter Taubman Fischer & Li LLC to represent them in connection with the initial business combination. Fees are payable upon meeting each milestone, of which $350,000 will be paid upon closing of the Business Combination.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of March 31, 2025 and December 31, 2024, there were 1,623,060 shares of common stock issued and outstanding (excluding 805,352 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in the Trust Account	9,394,896	9,394,896	—	—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in the Trust Account	9,255,615	9,255,615	—	—

Note 9 — Other Loans

Due to Huture

The Company received additional funds from Huture to finance transaction costs in connection with the proposed business combination and for general working capital purposes. As of March 31, 2025 and December 31, 2024, the total amounts due to Huture were $291,881 and $240,514, respectively.

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. On February 2, 2024, March 1, 2024 and April 8, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. On May 2, 2024, June 4, 2024 and July 8, 2024, the Company issued an unsecured promissory note of $20,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. These funds were amounts required to extend the Business Combination Period to August 6, 2024. All Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory notes into shares of the Company common stock at approximately $8.33 per share. As of March 31, 2025 and December 31, 2024, $760,000 were outstanding, under the Bestpath promissory notes.

Promissory Note — Huture

Huture deposited into trust account of $20,000 each month from August 2024 to December 31, 2024 in order to extend the Business Combination Period to January 6, 2025. In exchanging these deposits, the Company issued the unsecured promissory notes to Huture totaling $100,000. The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share. As of March 31, 2025 and December 31, 2024, $160,000 and $100,000 were outstanding, respectively, under the Huture promissory notes.

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended March 31
	2025	2024
General and administrative expenses	$464,483	$79,082
Interest earned on investments held in Trust Account	$63,679	$274,776
Unrealized gain on investments held in Trust Account	$33,391	$143,038

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses, interest earned on investments held in Trust Account, and unrealized gain on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 11— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required disclosure in the condensed financial statements.

On April 6, May 6, and July 7, 2025, the Company issued unsecured promissory notes to Huture in the following amounts: $20,000 on April 6, $16,198.05 on May 6, and two notes each in the amount of $16,198.05 on July 7, 2025 (collectively, the “Promissory Notes”). The Promissory Note does not bear interest and the principal thereunder becomes due and payable upon the date on which the Company consummates a business combination with Huture (the “Business Combination”). In addition, the Promissory Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s initial public offering at a price of $10.00 per unit (each unit is consisted of one share of common stock and one right to receive one-fifth (1/5) of a share of common stock).

On May 6, 2025, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2025 to May 6, 2026. In connection with the stockholders’ vote at the annual meeting, an aggregate of 697,365 shares with redemption value of approximately $8,176,785 (or approximately $11.73 per share) of the Company’s common stock were tendered for redemption.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. As well as the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on April 16, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s tax provisions in each of the fiscal years from 2023 to 2025 as there were redemptions by the public stockholders in June 2023, May 2024 and May 2025; as a result, the Company recorded $630,384 and $546,877 (including total estimated penalties and interest of $83,507 for the first quarter ended March 31, 2025 and $55,670 year ended December 31, 2024) excise tax liability as of March 31, 2025 and December 31, 2024, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of July 22, 2025, the Company has not paid excise taxes.

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

On May 6, 2025, the Company held an annual stockholder meeting, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation and (ii) an amendment to the Investment Management Trust Agreement, dated October 3, 2022 and amended on June 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the Business Combination Period for up to twelve months on a monthly basis from May 6, 2025 to May 6, 2026. In connection with the stockholders’ vote at the annual meeting, an aggregate of 697,365 shares with redemption value of approximately $8,176,785 (or approximately $11.73 per share) of the Company’s common stock were tendered for redemption.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $383,100, which consists of loss of $470,383 derived from general and administrative expenses of $464,483, franchise tax expense of $5,900 and income tax expense of $9,787, offset by unrealized gain on investments held in Trust Account of $33,391, and interest earned on investments held in Trust Account of approximately $63,679.

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

As of March 31, 2025, the Company had $290 in cash and a working capital deficit of $3,492,130. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the business combination. On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $300,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 9, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 6, 2025. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by August 6, 2025 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution, along with its liquidity condition and delisting from Nasdaq raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify critical accounting estimates for the three months ended March 31, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of March 31, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

Management has identified deficiencies in internal control over financial reporting and insufficient oversight regarding the review and approval of related party transactions and their disclosures in financial statements. Consequently, management has determined that these internal control deficiencies constitute material weaknesses as defined by SEC regulations. As such, management concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC and the definitive proxy statement filed with the SEC on April 14, 2025. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Dated: July 22, 2025	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)