Form 10-K/A
period 2024-12-31
Aquaron Acquisition Corp.
filed 2025-07-24
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The number of shares outstanding of the registrant’s shares of common stock as of July 23, 2025 was 1,731,047.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Aquaron Acquisition Corp. for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission on April 16, 2025 (the “Original Filing”), is being filed to (i) clarify certain disclosures in Part IV, Item 15; (ii) update the “Auditor Opinion Letter;” and (iii) correct certain clerical data entry errors that inadvertently occurred on editing in the Original Filing.

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

On August 6, 2024, September 4, 2024, October 2, 2024, November 5, 2024, December 4, 2024, January 5, 2025, February 5, 2025, March 6, 2025, and April 6, 2025, the Company issued unsecured promissory notes (the “Huture Notes”) to Huture (defined below) in nine separate payments of $20,000 each, totaling $180,000 in exchange for Huture depositing these amounts into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 2025. In return, the Company issued an unsecured promissory note of $16,198.05 for each extension. On May 6, and July 7, 2025, the Company issued unsecured promissory notes to Huture in the following amounts: $16,198.05 on May 6, and two notes each in the amount of $16,198.05 on July 7, 2025. The Huture Notes do not bear interest and mature upon closing of a business combination by the Company. In addition, the Huture Notes may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of approximately $8.33 per share. Aquaron has until August 6, 2025 to complete its initial business combination.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until August 6, 2025 (or as further extended if applicable) in order to be able to receive a pro rata share of the trust account.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination before August 6, 2025, without our stockholders’ approval of further extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event that they elected to extend the time to and deposited the applicable amount of money into trust, the insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s income tax provision for fiscal years 2024 and 2023 as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $546,877 (including estimated penalty and interest of $55,670) and $259,438 excise tax liability as of December 31, 2024 and 2023, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of December 31, 2024, the Company has not filed its 2024 and 2023 excise tax returns and remitted excise tax payments. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of July 23, 2025, the Company has not paid excise taxes.

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

On June 29, 2023, October 4, 2023, and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024, and July 8, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 2025. In return, the Company issued an unsecured promissory notes to Huture in the following amounts: $20,000 on April 6, $16,198.05 on May 6, and two notes each in the amount of $16,198.05 on July 7, 2025 It is uncertain that the Company will be able to consummate a Business Combination by August 6, 2025. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by August 6, 2025 (unless the Company further extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution, along with its liquidity condition and delisting from Nasdaq raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-07 would have on its financial position, results of operations or cash flows.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of July 23, 2025.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of July 23, 2025 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of July 23, 2025, we had 1,731,047 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of July 23, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Aquaron Investments LLC(2)	1,578,060	91.16%
Yi Zhou	10,000	*	%
Qingze Zhao	10,000	*	%
Yang Wang	5,000	*	%
Yanyan Lin	15,000	*	%
Xiaoming Ma	5,000	*	%
All current directors and executive officers as a group (five individuals)	45,000	2.60%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Aquaron Acquisition Corp., 515 Madison Avenue, 8th Floor, New York, NY 10022.

(2)	Aquaron Investments LLC, our sponsor, is controlled by Ms. Yating Wang.

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

Aquaron Acquisition Corp.

Dated: July 23, 2025	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Zhou	Chief Executive Officer. President and Director	July 23, 2025
Yi Zhou	(Principal Executive Officer)

/s/ Qingze Zhao	Chief Financial Officer	July 23, 2025
Qingze Zhao	(Principal Accounting and Financial Officer)

/s/ Yanyan Lin	Director	July 23, 2025
Yanyan Lin

/s/ Yang Wang	Director	July 23, 2025
Yang Wang

/s/ Xiaoming Ma	Director	July 23, 2025
Xiaoming Ma

AQUARON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aquaron Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aquaron Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 6, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 6, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 6, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GOLDEN OCEAN FAC PAC

We have served as the Company’s auditor since 2025.

PCAOB ID 7285
Singapore
July 23, 2025

AQUARON ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets
Cash	$7,830	$339
Prepaid income tax	224,564	—
Prepaid expenses	—	2,188
Total Current Assets	232,394	2,527

Noncurrent Assets
Deferred income tax asset, net	—	144,680
Investments held in Trust Account	9,255,615	31,960,267
Total Noncurrent Assets	9,255,615	32,104,947
Total Assets	$9,488,009	$32,107,474

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$148,757	$97,052
Other payable - Huture	240,514	—
Accounts payable and accrued expenses	449,662	149,045
Franchise tax payable	23,200	18,495
Income tax payable	—	353,013
Excise tax payable	546,877	259,438
Promissory note – related party	849,626	549,626
Promissory note – Huture	100,000	—
Promissory note – Bestpath	760,000	490,000
Total Current Liabilities	3,118,636	1,916,669

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	5,644,532	4,442,565

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 805,352 shares and 2,930,090 shares issued and outstanding at December 31, 2024 and 2023, respectively	9,255,615	31,960,268

Stockholders’ Deficit
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 805,352 shares and 2,930,090 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	163	163
Additional paid-in capital	—	—
Accumulated deficit	(5,412,301)	(4,295,522)
Total Stockholders’ Deficit	(5,412,138)	(4,295,359)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$9,488,009	$32,107,474

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

Subsequently from August 2024 to April 2025, Huture provided loans of $20,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 2025. In return, the Company issued an unsecured promissory note of $20,000 for each extension. From May 2025 to July 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to August 2025. In return, the Company issued an unsecured promissory note of $16,198.05 for each extension. On July 7, 2025, the Company issued an unsecured promissory note of $12,396 Huture in exchange for Huture depositing such amount into the Company’s trust account on May 30, 2025 in order to extend the amount of time it has available to complete a business combination. All these promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 and fiscal 2024 tax provision as there were redemptions by the public stockholders in June 2023 and May 2024; as a result, the Company recorded $546,877 (including estimated penalty and interest of $55,670) and $259,438 excise tax liability as of December 31, 2024 and 2023, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of July 23, 2025, the Company has not paid excise taxes.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-07 would have on its financial position, results of operations or cash flows.

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

The provisions for U.S. federal and state income taxes were $347,586 and $262,240 for the year ended December 31, 2024 and 2023, respectively. The Company’s tax returns for the years ended December 31, 2024, 2023 and 2022 and for the period from March 11, 2021 (inception) through December 31, 2021 remain open and subject to examination based on the IRS Assessment Statute Expiration Date which is within three years after tax returns were due. As of July 23, 2025, the Company has not filed its tax returns for the years ended December 31, 2024.

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

Extension Meeting

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

Promissory Note - Huture

On January 5, 2025, February 5, 2025, and March 6, 2025, the Company issued an unsecured promissory note of $20,000 each time to Huture in exchange for Huture depositing such amount into the Company’s trust account in order to extend the Business Combination Period to April 6, 2025. The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

On May 6, June 7 and July 7, 2025, the Company issued an unsecured promissory notes to Huture in the following amounts: $20,000 on April 6, $16,198.05 on May 6, and two notes each in the amount of $16,198.05 on July 7, 2025 (collectively, the “Promissory Notes”). The Promissory Note does not bear interest and the principal thereunder becomes due and payable upon the date on which the Company consummates a business combination with Huture. In addition, the Promissory Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s initial public offering at a price of $10.00 per unit (each unit is consisted of one share of common stock and one right to receive one-fifth (1/5) of a share of common stock).

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