Form 10-Q
period 2025-09-30
Aquaron Acquisition Corp.
filed 2025-12-17
CIK 1861063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

AQUARON ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-41470	86-2760193
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

515 Madison Avenue, 8th Floor
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

As of December 17, 2025, there were 1,731,047 shares of common stock, $0.0001 par value issued and outstanding.

AQUARON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets
Cash	$3,317	$7,830
Prepaid income tax	196,613	224,564
Total Current Assets	199,930	232,394

Noncurrent Assets
Investments held in Trust Account	1,372,553	9,255,615
Total Noncurrent Assets	1,372,553	9,255,615
Total Assets	$1,572,483	$9,488,009

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Other payable – related party	$156,270	$148,757
Other payable – Huture	606,616	240,514
Accounts payable and accrued expenses	817,701	449,662
Franchise tax payable	3,511	23,200
Excise tax payable	739,679	546,877
Promissory note – related party	849,626	849,626
Promissory note – Huture	260,990	100,000
Promissory note – Bestpath	760,000	760,000
Total Current Liabilities	4,194,393	3,118,636

Deferred underwriting fee payable	2,525,896	2,525,896
Total Liabilities	6,720,289	5,644,532

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 107,987 shares and 805,352 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,372,553	9,255,615

Stockholders’ Deficit
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,623,060 shares issued and outstanding (excluding 107,987 shares and 805,352 shares subject to possible redemption at September 30, 2025 and December 31, 2024, respectively)	163	163
Additional paid-in capital	—	—
Accumulated deficit	(6,520,522)	(5,412,301)
Total Stockholders’ Deficit	(6,520,359)	(5,412,138)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,572,483	$9,488,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

General and administrative expenses	$93,145	$345,648	$749,366	$545,126
Franchise tax expenses	900	5,800	7,700	22,300
Loss from operations	(94,045)	(351,448)	(757,066)	(567,426)

Interest earned on investment held in Trust Account	13,846	116,923	158,869	752,116
Unrealized (loss) gain on investments held in Trust Account	(4)	(519)	4,452	37,433
(Loss) income before income taxes	(80,203)	(235,044)	(593,745)	222,123

Income taxes provision	(1,270)	(22,612)	(27,950)	(180,914)
Deferred income taxes benefit (provision)	—	—		(144,680)
Net (loss) income	$(81,473)	$(257,656)	$(621,695)	$(103,471)

Basic and diluted weighted average shares outstanding, redeemable common stock	107,987	805,352	429,848	1,852,212

Basic and diluted net (loss) income per share, redeemable common stock	$0.50	$0.06	$0.24	$0.05

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,623,060	1,623,060	1,623,060	1,623,060

Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.08)	$(0.19)	$(0.45)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2025

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2025	1,623,060	$163	$(5,412,301)	$(5,412,138)
Accretion of common stock to redemption value	—	—	(139,281)	(139,281)
Excise tax liability			(83,507)	(83,507)
Net loss	—	—	(383,100)	(383,100)
Balance as of March 31, 2025	1,623,060	$163	$(6,018,189)	$(6,018,026)
Accretion of common stock to redemption value	—	—	(92,006)	(92,006)
Excise tax liability			(83,504)	(83,504)
Net loss	—	—	(157,122)	(157,122)
Balance as of June 30, 2025	1,623,060	$163	$(6,350,821)	$(6,350,658)
Accretion of common stock to redemption value	—	—	(62,436)	(62,436)
Excise tax liability			(25,792)	(25,792)
Net loss	—	—	(81,473)	(81,473)
Balance as of September 30, 2025	1,623,060	$163	$(6,520,522)	$(6,520,359)

For the Three and Nine Months Ended September 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	1,623,060	$163	$(4,295,522)	$(4,295,359)
Accretion of common stock to redemption value	—	—	(532,235)	(532,235)
Net income	—	—	98,814	98,814
Balance as of March 31, 2024	1,623,060	$163	$(4,728,943)	$(4,728,780)
Accretion of common stock to redemption value	—	—	402,213	402,213
Excise tax liability	—	—	(231,769)	(231,769)
Net income	—	—	55,371	55,371
Balance as of June 30, 2024	1,623,060	$163	$(4,503,128)	$(4,502,965)
Accretion of common stock to redemption value	—	—	(196,404)	(196,404)
Net income	—	—	(257,656)	(257,656)
Balance as of September 30, 2024	1,623,060	$163	$(4,957,188)	$(4,957,025)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AQUARON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Cash Flows from operating activities:
Net loss	$(621,695)	$(103,471)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(158,869)	(752,116)
Unrealized gain on investments held in Trust Account	(4,452)	(37,433)
Deferred income tax expenses	27,951	144,680
Changes in operating assets and liabilities:
Prepaid expenses	—	(18,062)
Accounts payable and accrued expenses	368,038	234,922
Other payable – Huture	366,102	20,000
Other payable – related party	7,512	138,665
Franchise tax payable	(19,689)	3,805
Income tax payable	—	(497,749)
Net cash used in operating activities	(35,102)	(866,759)

Cash Flows from investing activities:
Cash deposited into Trust Account	(160,990)	(330,000)
Cash withdrawn from Trust Account to pay taxes	30,589	793,122
Cash withdrawn from Trust Account to public stockholder redemption	8,176,785	23,176,909
Net cash provided by investing activities	8,046,384	23,640,031

Cash Flows from financing activities:
Proceeds from promissory note – related party	—	202,948
Proceeds from promissory note – Huture	160,990	40,000
Proceeds from promissory note – Bestpath	—	270,000
Payment of public stockholder redemption	(8,176,785)	(23,176,909)
Net cash used in financing activities	(8,015,795)	(22,663,961)

Net change in cash	(4,513)	109,311
Cash, beginning of the period	7,830	339
Cash, end of the period	$3,317	$109,650

Supplemental Disclosure of Non-cash Financing Activities
Accretion of common stock to redemption value	$293,723	$326,456
Excise tax payable charged against accumulated deficit	$192,803	$231,769
Other payable due to related party converted to promissory note	$—	$97,052

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

As of September 30, 2025, the Company had not commenced any operations. All activities through September 30, 2025 are related to the Company’s formation and the IPO (as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and investment gains from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan Capital Markets, LLC (“Chardan”) have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Initial Stockholders and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below). The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

Subsequently from August 2024 to April 2025, Huture provided loans of $20,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 2025. In return, the Company issued an unsecured promissory note of $20,000 for each extension. From May 2025 to December 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to January 2026. In return, the Company issued an unsecured promissory note of $16,198.05 for each extension. All these promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

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

The Mergers implies a current equity value of Huture at $1.0 billion prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Huture shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Company Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Right will be cancelled and cease to exist in exchange for one-fifth (1/5) PubCo Ordinary Share, and (v) each SPAC UPO (as defined below) will automatically be cancelled and cease to exist in exchange for one (1) PubCo UPO. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00. All capitalized terms used in this and preceding paragraphs and not defined shall have the meanings ascribed to them in the Agreement.

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

On August 28, 2024, the Company received a written notice (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not regained compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on Nasdaq, trading of the Company’s common stock would be suspended at the opening of business on September 6, 2024 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities (including the units, common stock, and rights) from listing and registration on Nasdaq, unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on September 4, 2024. The Letter also indicates that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended September 30, 2024, which serves as an additional basis for delisting the Company’s securities from The Nasdaq Capital Market in light of the Company’s non-compliance with Minimum Public Holders Rule. The Company requested an appeal and stay of the suspension in accordance with the Letter on September 4, 2024 and subsequently filed the Form 10-Q on November 14, 2024.

On November 4, 2024, the Company received a decision letter from the Nasdaq Hearings Panel (“Panel”) granting the Company’s request to continue its listing on The Nasdaq Stock Market LLC, subject to the condition that, on or before February 24, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5505 (the “Rule”). This decision follows the Company’s hearing before the Panel on October 17, 2024, regarding its non-compliance with Nasdaq Listing Rule 5550(a)(3). In its written notice, the Panel stated that during the granted exception period the Company must promptly notify the Panel of any significant developments, particularly any event, condition or circumstance that may impact its ability to meet the terms of the exception granted by the Panel and that the Panel reserves the right to reconsider the granted exception in such an instance.

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

Going Concern Consideration

As of September 30, 2025, the Company had $3,317 in cash and a working capital deficit of $3,994,463. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. From May 2025 to December 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to January 2026.

The Company has until January 6, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by January 6, 2026 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as its liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s tax provisions in each of the fiscal years from 2023 to 2025 as there were redemptions by the public stockholders in June 2023, May 2024 and May 2025; as a result, the Company recorded excise tax liability of $739,679 (including total estimated penalties and interest of $166,705) and $546,877 (including total estimated penalties and interest of $55,670) as of September 30, 2025 and December 31, 2024, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of December 17, 2025, the Company has not paid excise taxes.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on April 16, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,317 and $7,830 in cash and none in cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2025 and December 31, 2024, the Trust Account had balance of $1,372,553 (including August 2025 and September 2025 extension deposits totaling $32,396.10 transmitted on July 29, 2025 and September 5, 2025, respectively, and settled in the Trust Account on October 9, 2025) and $9,255,615, respectively. The interests earned from the Trust Account totaled $158,869 and $752,116 for the nine months ended September 30, 2025 and 2024, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

The Company’s effective tax rate was (1.58)% and (9.62)% for the three months ended September 30, 2025 and 2024, respectively, and (6.25)% and 146.54% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, due to non-deductible M&A costs and the change of valuation allowance on the deferred tax assets. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $69,018 for the nine months ended September 30, 2025. The Company’s net deferred tax assets are as follows:

	September 30,	December 31,
	2025	2024
Deferred tax asset (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	350,988	286,379
Amortization of startup cost	(7,724)	(5,793)
Unrealized gain on investments held in Trust Account	(935)	(7,275)
Total deferred tax asset (liability)	342,329	273,311
Valuation allowance	(342,329)	(273,311)
Deferred tax asset, net of allowance	$—	$—

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2025.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Excise Taxes

In connection with redemptions by the public stockholders in June 2023, May 2024 and May 2025, the Company recorded excise tax liabilities of $739,679 (including total estimated penalties and interest of $166,705) and $546,877 (including total estimated penalties and interest of $55,670) as of September 30, 2025 and December 31, 2024, respectively, which were charged directly to the accumulated deficit account. The Company recognizes accrued interest and penalties resulting from unpaid excise taxes as part of the excise tax expense to remain consistent with the IR Act tax provisions.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(81,473)	$(257,656)	$(621,695)	$(103,471)
Accretion of common stock to redemption value(1)	(62,436)	(196,404)	(293,723)	(326,456)
Net loss including accretion of common stock to redemption value	$(143,909)	$(454,060)	$(915,418)	$(429,927)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(8,977)	$(134,932)	$(150,583)	$(303,477)
Accretion of common stock to redemption value(1)	62,436	—	196,404	—
Allocation of net income (loss)	$53,459	$(134,932)	$45,821	$(303,477)

Denominator:
Basic and diluted weighted average shares outstanding	107,987	1,623,060	805,352	1,623,060
Basic and diluted net income (loss) per common stock	$0.50	$(0.08)	$0.06	$(0.19)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(191,675)	$(723,743)	$(229,138)	$(200,789)
Accretion of common stock to redemption value(1)	293,723	—	326,456	—
Allocation of net income (loss)	$102,048	$(723,743)	$97,318	$(200,789)

Denominator:
Basic and diluted weighted average shares outstanding	429,848	1,623,060	1,852,212	1,623,060
Basic and diluted net income (loss) per common stock	$0.24	$(0.45)	$0.05	$(0.12)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination, unrealized gain, interest income from trust account, franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. As of September 30, 2025, the Company recorded $293,723 accretion of common stock to redemption value for the nine months ended September 30, 2025.

At September 30, 2025, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2022	$47,571,463
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2023	10,332,578
Redeemed common stock payable to public stockholders	(25,943,773)
Common stock subject to possible redemption – December 31, 2023	$31,960,268
Plus:
Accretion of carrying value to redemption value – for the year ended December 31, 2024	472,256
Redeemed common stock payable to public stockholders	(23,176,909)
Common stock subject to possible redemption – December 31, 2024	$9,255,615
Plus:
Accretion of carrying value to redemption value – for the nine months ended September 30, 2025	293,723
Redeemed common stock payable to public stockholders	(8,176,785)
Common stock subject to possible redemption – September 30, 2025	$1,372,553

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025 (see Note 10).

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).”. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Insider Shares

On April 1, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, The Insider Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option, which was closed on October 14, 2022, the Company cancelled an aggregate of 83,205 Insider Shares.

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

Each Promissory Note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. As of September 30, 2025 and December 31, 2024, $849,626 were outstanding, under all the Promissory Notes.

Due to Related Party

The Company received additional funds from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On June 26, 2023, $99,846 outstanding amount due to related party was converted to Promissory Note 4 (see above). Additionally, the Sponsor provided work capital and paid certain expenses on behalf of the Company. As of September 30, 2025 and December 31, 2024, the amount due to related party was $156,270 and $148,757, respectively.

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

Unit Purchase Option

On October 6, 2022, the Company sold to Chardan (and/or its designees), for $100, an option (“UPO”) to purchase 97,509 Units (including the over-allotment option units). The UPO is exercisable at any time, in whole or in part, between the close of the Business Combination and fifth anniversary of the date of the Business Combination at a price per Unit equal to $11.50 (or 115% of the volume weighted average trading price of the ordinary shares during the 20-trading day period starting on the trading day immediately prior to consummation of an initial Business Combination). The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

Financial Advisory Agreement

On January 17, 2025, the Company entered into a financial advisory agreement with Arbor Lake Investment Limited (“Arbor Lake”), according to which, Arbor Lake was retained by the Company to provide certain capital markets advisory services and introduce potential PIPE investors to the Company in connection with the Company’s business combination with Huture. As compensation for these services, Arbor Lake will be paid entirely in PubCo Class A Ordinary Shares, calculated as follows: (x) 1.5% of the PubCo Ordinary Shares received by the Huture shareholders in connection with the Mergers; and (y) a percentage of PubCo Ordinary Shares received by the Huture shareholders in connection with the Mergers for introducing PIPE investors, determined by dividing the funds introduced by Arbor Lake by $25 million and multiplying the result by 1.5%.

Legal Fee

The Company engaged Hunter Taubman Fischer & Li LLC to represent them in connection with the initial business combination. Fees are payable upon the achievement of each milestone, of which $350,000 will be paid upon closing of the Business Combination.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on October 14, 2022, 104,295 shares of the total 187,500 shares of common stock were no longer subject to forfeiture. As of September 30, 2025 and December 31, 2024, there were 1,623,060 shares of common stock issued and outstanding (excluding 107,987 shares and 805,352 shares subject to possible redemption at September 30, 2025 and December 31, 2024, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in the Trust Account	1,372,553	1,372,553	—	—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in the Trust Account	9,255,615	9,255,615	—	—

Note 9 — Other Loans

Due to Huture

The Company received additional funds from Huture to finance transaction costs in connection with the proposed business combination and for general working capital purposes. As of September 30, 2025 and December 31, 2024, the total amounts due to Huture were $ 606,616 and $240,514, respectively.

Promissory Note — Bestpath

On June 29, 2023 and October 3, 2023, Bestpath provided a loan of $210,000 each time to the Company. On December 29, 2023, the Company received the advance of $70,000 from Bestpath for the promissory note issued on January 3, 2024. On February 2, 2024, March 1, 2024 and April 8, 2024, the Company issued an unsecured promissory note of $70,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. On May 2, 2024, June 4, 2024 and July 8, 2024, the Company issued an unsecured promissory note of $20,000 each time to Bestpath in exchange for Bestpath depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. These funds were amounts required to extend the Business Combination Period to September 6, 2024. All Bestpath promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Bestpath is terminated, or 3) the outside closing date defined in the merger agreement. Bestpath has the right to convert the promissory notes into shares of the Company common stock at approximately $8.33 per share. As of September 30, 2025 and December 31, 2024, $760,000 were outstanding, under the Bestpath promissory notes.

Promissory Note — Huture

Huture deposited into trust account of $20,000 each month from August 2024 to April 2025 in order to extend the Business Combination Period to May 6, 2025. From May 2025 to September 30, 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to November 6, 2025. In exchanging these deposits, the Company issued the unsecured promissory notes to Huture totaling $260,990. The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share. As of September 30, 2025 and December 31, 2024, $260,990 and $100,000 were outstanding, respectively, under the Huture promissory notes.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$93,145	$345,648	$749,366	$545,126
Interest earned on investments held in Trust Account	$13,846	$116,923	$158,869	$752,116
Unrealized gain on investments held in Trust Account	$(4)	$(519)	$4,452	$37,433

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

On October 6, 2025, November 6, 2025, and December 6, 2025, the Company issued unsecured promissory notes to Huture in approximately $16,198.05 per each note (the “Promissory Note”) to extend the Business Combination Period to January 6, 2026. The Promissory Note does not bear interest and the principal thereunder becomes due and payable upon the date on which the Company consummates a business combination with Huture. In addition, The promissory notes are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date of the merger agreement with Huture is terminated, or 3) the outside closing date defined in the Merger Agreement. In addition, Huture has the right to convert the promissory note into shares of the Company common stock at a price of approximately $8.33 per share.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Aquaron,” “our,” “us” or “we” refer to Aquaron Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report, as well as the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 16, 2025, and the amended Form 10-K/A filed with the SEC on July 24, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s tax provisions in each of the fiscal years from 2023 to 2025 as there were redemptions by the public stockholders in June 2023, May 2024 and May 2025; as a result, the Company recorded excise tax liability of $739,679 (including total estimated penalties and interest of $166,705) and $546,877 (including total estimated penalties and interest of $55,670) as of September 30, 2025 and December 31, 2024, respectively. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of December 16, 2025, the Company has not paid excise taxes.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2025 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net loss of $81,473, which consists of loss of $94,045 derived from general and administrative expenses of $93,145, franchise tax expense of $900 and income tax expense of $1,270, partially offset by unrealized loss on investments held in Trust Account of $4, and interest earned on investments held in Trust Account of approximately $13,846.

For the three months ended September 30, 2024, we had net loss of $257,656, which consisted of loss of $351,448 derived from general and administrative expenses of $345,648, franchise tax expense of $5,800, income tax expense of $22,612, offset by unrealized loss on investments held in Trust Account of $519, and interest earned on investments held in Trust Account of $116,923.

For the nine months ended September 30, 2025, we had a net loss of $621,695, which consists of loss of $757,066 derived from general and administrative expenses of $749,366, franchise tax expense of $7,700 and income tax expense of $27,950, partially offset by unrealized gain on investments held in Trust Account of $4,452, and interest earned on investments held in Trust Account of approximately $158,869.

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

As of September 30, 2025, the Company had $3,317 in cash and a working capital deficit of $3,994,463. During 2023, the Sponsor provided loans totaling $449,780 (excluding $99,846 converted from amount due to related party), to be used, in part, for transaction costs related to the business combination. On January 4, 2024 and March 30, 2024, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount of $300,000 (including the conversion of $97,052 which was outstanding balance as of December 31, 2023 due to Sponsor) and $100,000, respectively, to be used, in part, for transaction costs related to the Business Combination.

On June 29, 2023, October 4, 2023 and December 29, 2023, Bestpath deposited into the Trust Account $210,000, $210,000 and $70,000 (totaling $490,000), respectively, and from January 2024 to April 2024, Bestpath provided loans of $70,000 each month to the Company to fund the amount required to extend the Business Combination Period to May 6, 2024. On May 2, 2024, June 4, 2024 and July 9, 2024, Bestpath provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to August 6, 2024. From August 2024 to April 2025, Huture provided a loan of $20,000 each time to the Company to fund the amount required to extend the Business Combination Period to May 6, 2025. From May 2025 to December 2025, Huture provided a loan of approximately $16,198 each month to the Company to fund the amount required to extend the Business Combination Period to January 6, 2026. The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination by January 6, 2026 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution, along with its liquidity condition and delisting from Nasdaq raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The holders of the Founder Shares, the Private Shares, and any common stock that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify critical accounting estimates for the nine months ended September 30, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).”. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

Management has identified deficiencies in internal control over financial reporting and insufficient oversight regarding the review and approval of related party transactions and their disclosures in financial statements. Consequently, management has determined that these internal control deficiencies constitute material weaknesses as defined by SEC regulations. As such, management concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 17, 2025	AQUARON AQUISITION CORP.

	By:	/s/ Yi Zhou
	Name:	Yi Zhou
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Qingze Zhao
	Name:	Qingze Zhao
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)